Form 10-Q
period 1995-03-31
HELIX TECHNOLOGY CORP
filed 1995-04-18
CIK 46709

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549
                 ___________________________

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the Quarter Ended March 31, 1995.

                             OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from_______ to _______

                Commission File Number 0-6866

                HELIX TECHNOLOGY CORPORATION
   (Exact name of registrant as specified in its charter)


               Delaware                       04-2423640
       (State of incorporation)    (IRS Employer Identification No.)

     Mansfield Corporate Center
       Nine Hampshire Street
     Mansfield, Massachusetts                        02048-9171
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (508) 337-5111

               _______________________________

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                     Yes    /X/      No     / /

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock     Outstanding at March 31, 1995

    $1.00 par value              9,670,842 Shares

                HELIX TECHNOLOGY CORPORATION

                          Form 10-Q

                            INDEX




                                                                       Page

Part I.   FINANCIAL INFORMATION

      Item 1. Financial Statements.......................................7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............8


Part II.  OTHER INFORMATION

      Item 4 (a). Date of Annual Meeting of Stockholders.................9

      Item 6 (a). Exhibits...............................................9

      Item 6 (b). Reports on Form 8-K....................................9


Signatures..............................................................10

                HELIX TECHNOLOGY CORPORATION

                 CONSOLIDATED BALANCE SHEETS

                                                   Mar. 31, 1995   Dec. 31, 1994
(in thousands)                              Notes   (unaudited)      (audited)
ASSETS
Current:
Cash and cash equivalents                             $12,595         $ 8,050
Receivables - net of allowances                        13,671          12,219
Inventories - net of progress payments         4       11,122           9,556
Deferred income taxes                          3        2,460           2,460
Other current assets                                      604             586
Total Current Assets                                   40,452          32,871
Property, plant and equipment at cost                  23,481          22,750
 Less: accumulated depreciation                       (15,468)        (14,913)
Net property, plant and equipment                       8,013           7,837
Other assets                                            4,984           4,678
TOTAL ASSETS                                          $53,449         $45,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                      $ 6,588         $ 4,896
Payroll and compensation                                1,590           3,305
Retirement costs                                          747             610
Income taxes                                            3,730           1,182
Other accrued liabilities                                 376             450
Total Current Liabilities                              13,031          10,443

Deferred income taxes                          3          562             562
Capitalized lease obligations                              24              36
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none            -               -
Common stock, $1 par value; authorized 10,000,000
  shares; issued and outstanding:  9,670,842 in
  1995 and 9,667,642 in 1994                            9,671           9,668
Capital in excess of par value                          4,211           2,157
Currency translation adjustment                         1,201           1,043
Retained earnings                                      24,749          21,477
Total Stockholders' Equity                             39,832          34,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $53,449         $45,386

The accompanying notes are an integral part of these financial statements.

                HELIX TECHNOLOGY CORPORATION

 CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                         (unaudited)



                                                 For the 13 weeks ended
(in thousands except per share data)         Notes  Mar. 31, 1995 Apr. 1, 1994
Net Sales                                               $27,154      $18,785

Costs and expenses:
 Cost of sales                                           15,070       12,009
 Research and development                                 1,122          952
 Selling, general and administrative                      4,678        3,184
                                                         20,870       16,145
Operating income                                          6,284        2,640

Interest expense                                              -            -
Joint venture income                                        508           72
Other                                                        90           (9)
Income before taxes                                       6,882        2,703
Income taxes                                  3           2,546          946
Net income                                              $ 4,336      $ 1,757
Net income per common share                             $  0.43      $  0.18
Weighted average shares                                   9,990        9,722

The accompanying notes are an integral part of these financial statements.

                HELIX TECHNOLOGY CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (unaudited)


                                                     For the 13 weeks ended
(in thousands)                                     Mar. 31, 1995  Apr. 1, 1994
Cash flows from operating activities:
  Net income                                             $ 4,336       $1,757
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
  Depreciation and amortization                              579          472
  Undistributed earnings of joint venture, other            (148)           1
  Net change in operating assets and liabilities (A)        (449)         310
Net cash provided by operating activities                  4,318        2,540

Cash flows from investing activities:
  Capital expenditures net of property sold or retired      (755)        (389)
Net cash used by investing activities                       (755)        (389)
Cash flows from financing activities:
  Net increase/(decrease) in short-term debt                   -            -
  Decrease in capital lease obligations                      (11)        ( 11)
  Net cash provided by employee stock plans                2,057          328
  Cash dividends paid                                     (1,064)        (572)
Net cash used by financing activities                        982         (255)

Increase/(decrease) in cash and cash equivalents           4,545        1,896
Cash and cash equivalents, at the beginning of the period  8,050        1,677
Cash and cash equivalents, at the end of the period      $12,595       $3,573

(A)Change in operating assets and liabilities:
   (Increase)/decrease in accounts receivable            $(1,452)      $ (407)
   (Increase)/decrease in inventories                     (1,566)         149
   (Increase)/decrease in other current assets               (18)         120
   Increase/(decrease) in accounts payable                 1,692          638
   Increase/(decrease) in other accrued expenses             895         (190)
   Net change in operating assets and liabilities        $  (449)      $  310

The accompanying notes are an integral part of these financial statements.

                HELIX TECHNOLOGY CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ending March 31, 1995, and April 1, 1994, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, and December 31, 1994, and the results of operations and cash flows for the periods ended March 31, 1995 and April 1, 1994.

The results of operations for the three-month period ended March
31, 1995, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the three-month periods ending March 31, 1995, and April 1, 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


Note 2

Net Income Per Common Share

Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during the periods, as determined by use of the treasury stock method. Primary and fully-diluted net income per common share are essentially the same for the periods presented.

                HELIX TECHNOLOGY CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $2,546,000 and $946,000 for the three-month periods ended March 31, 1995, and April 1, 1994, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales
Corporation (FSC) is permanently exempt from federal income tax;
accordingly, the income tax provisions for the three-month periods ended March 31, 1995, and April 1, 1994, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the three-month periods ended
March 31, 1995, and April 1, 1994, was 37.0% and 35.0%,
respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories

(in thousands)                      March 31, 1995    Dec. 31, 1994
Finished goods                          $ 3,252           $2,404
Work in process                           6,204            6,115
Materials and parts                       1,666            1,037
Net inventories                         $11,122           $9,556

Inventories are stated at the lower of cost of market on a first-in, first-out basis. Progress payments netted against inventories represent payments received for allowable costs incurred on government contracts which typically cover product required for short-term military production programs.

                HELIX TECHNOLOGY CORPORATION

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS



Results of Operations

Sales for the quarter increased 45% to $27.2 million compared with $18.8 million a year ago. The continuing increase in sales is the result of record shipments of ON-
BOARD vacuum pump systems.

Gross margin increased 78% compared to the comparable period one year ago. Gross profit percentage for the quarter was 44.5% compared with 36.1% a year ago. Last year's results included the impact of the low margin Maverick Missile Program which was completed in 1994.

Research and development expenditures increased $170 thousand in the first quarter of 1995 compared with the same period last year. Selling, general and administrative expense increased by $1.5 million in the first quarter of 1995 versus the first quarter of 1994. This increase in Selling, general and administrative expense is attributable to increases in selling costs, compensation, and non-recurring costs associated with the start-up of new customer support centers in Austin, Texas and Livingston, Scotland.

Operating income increased by $3.6 million compared with the first quarter of 1994. Higher commercial products sales coupled with operational improvements are the primary reasons for the increase in operating income.

Income from the Company's joint venture in Japan increased
$436 thousand in the first quarter of 1995 compared with the same period a year ago.


Liquidity and Capital Resources

Cash provided by operating activities for the first quarter of 1995 was $4.3 million compared with $2.5 million for the comparable period last year. Capital expenditures for the first quarter of 1995 increased by $366 thousand compared to the first quarter of 1994.

The Company has informal bank lines of credit available under various short-term borrowing agreements totaling $12.0 million. There were no borrowings under these agreements at the end of the first quarter of 1995.

Cash dividends paid to stockholders during the first quarter of 1995 were $1,064,000.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to meet its anticipated requirements.

                HELIX TECHNOLOGY CORPORATION

                 PART II.  OTHER INFORMATION




Item 4(a).     Date of Annual Meeting of Stockholders
               The Company's Annual Meeting of Stockholders will be held on April 20, 1995.

Item 6(a).     Exhibits

               4A   Description of Common Stock
                    (incorporated herein, by reference to
                    Exhibit 3 to the Form 10-Q for the
                    quarter ended September 30, 1988).

              4B    Description of Preferred Stock
                    (incorporated herein, by reference to
                    Exhibit 3 to the Form 10-Q for the
                    quarter ended September 30, 1988).

Item 6(b).    Reports on Form 8-K

              No Form 8-K was required to be filed during the quarter ended March 31, 1995.

                HELIX TECHNOLOGY CORPORATION





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELIX TECHNOLOGY CORPORATION
                                    (Registrant)





April 18, 1995                 By: Beijan Assar
Date                               Corporate Controller and
                                   Chief Accounting Officer









On-Board is a registered trademark of Helix Technology
Corporation.