Form 10-Q
period 1995-06-30
HELIX TECHNOLOGY CORP
filed 1995-07-14
CIK 46709

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                        ___________________________

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarter Ended June 30, 1995.

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                            Yes    X      No___

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock      Outstanding at June 30, 1995
           $1.00 par value                9,774,444 Shares

                       HELIX TECHNOLOGY CORPORATION

                                 Form 10-Q

                                   INDEX




                                                                 Page

Part I.   FINANCIAL INFORMATION

      Item 1.    Financial Statements.............................3-7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......8


Part II.  OTHER INFORMATION


      Item 4.    Submission of Matters to a Vote of Security
                 Holders............................................9

      Item 6(a). Exhibits..........................................10

      Item 6(b). Reports on Form 8-K...............................10


Signature..........................................................11

                       HELIX TECHNOLOGY CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                            June 30, 1995  Dec. 31, 1994
(in thousands)                               (unaudited)     (audited)

ASSETS
Current:
Cash and cash equivalents                         $11,217      $ 8,050
Receivables - net of allowances                    12,456       12,219
Inventories (Note 4)                               12,261        9,556
Deferred income taxes (Note 3)                      2,460        2,460
Other current assets                                  586          586
Total Current Assets                               38,980       32,871
Property, plant and equipment at cost              24,155       22,750
  Less: accumulated depreciation                  (15,925)     (14,913)
Net property, plant and equipment                   8,230        7,837
Other assets                                        6,289        4,678
TOTAL ASSETS                                      $53,499      $45,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                  $ 5,814      $ 4,896
Payroll and compensation                            1,991        3,305
Retirement costs                                      893          610
Income taxes                                          736        1,182
Other accrued liabilities                             427          450
Total Current Liabilities                           9,861       10,443

Deferred income taxes (Note 3)                        562          562
Capitalized lease obligations                          12           36
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none        -            -
Common stock, $1 par value; authorized 30,000,000
  shares; issued:  9,850,492 in 1995 and
  9,667,642 in 1994                                 9,850        9,668
Capital in excess of par value                      4,707        2,157
Treasury stock (76,048 shares)                     (2,553)           -
Currency translation adjustment                     2,397        1,043
Retained earnings                                  28,663       21,477
Total Stockholders' Equity                         43,064       34,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $53,499      $45,386

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS

 For the three and six-month periods ended June 30, 1995 and July 1, 1994

                                (unaudited)

                   (in thousands except per share data)

                                     June 30, 1995       July 1, 1994
                                     Three     Six       Three     Six
                                     Months   Months     Months   Months

Net Sales                           $29,030  $56,184    $21,251  $40,036

Costs and expenses:
  Cost of sales                      16,120   31,190     12,422   24,431
  Research and development            1,106    2,228      1,067    2,019
  Selling, general and
    administrative                    4,356    9,034      3,754    6,938
                                     21,582   42,452     17,243   33,388
Operating income                      7,448   13,732      4,008    6,648

Joint venture income                    370      878         97      169
Other                                    92      182        (72)     (81)
Income before taxes                   7,910   14,792      4,033    6,736
Income taxes (Note 3)                 2,927    5,473      1,412    2,358
Net income                          $ 4,983  $ 9,319    $ 2,621  $ 4,378
Net income per common share         $  0.50  $  0.93    $  0.27  $  0.45
Weighted average shares              10,016   10,003      9,824    9,786

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (unaudited)



                                                   For the 26 weeks ended
(in thousands)                                   June 30, 1995 July 1, 1994
Cash flows from operating activities:
  Net income                                            $ 9,319     $4,378
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
  Depreciation and amortization                           1,207        976
  Undistributed earnings of joint venture, other           (257)        63
  Net change in operating assets and liabilities (A)     (3,524)    (1,984)
Net cash provided by operating activities                 6,745      3,433

Cash flows from investing activities:
  Capital expenditures net of property sold or retired   (1,600)      (782)
Net cash used by investing activities                    (1,600)      (782)
Cash flows from financing activities:
  Treasury Stock - Exercise of Employee Stock Options    (2,553)         -
  Decrease in capital lease obligations                     (24)       (31)
  Net cash provided by employee stock plans               2,732        604
  Cash dividends paid                                    (2,133)    (1,148)
Net cash used by financing activities                    (1,978)      (575)

Increase/(decrease) in cash and cash equivalents          3,167      2,076
Cash and cash equivalents, at the beginning of
  the period                                              8,050      1,677
Cash and cash equivalents, at the end of the period     $11,217    $ 3,753

(A) Change in operating assets and liabilities:
    (Increase)/decrease in accounts receivable          $  (237)   $(2,434)
    (Increase)/decrease in inventories                   (2,705)      (609)
    (Increase)/decrease in other current assets               -        205
    Increase/(decrease) in accounts payable                 918      1,479
    Increase/(decrease) in other accrued expenses        (1,500)      (625)
    Net change in operating assets and liabilities      $(3,524)   $(1,984)

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ending June 30, 1995, and July 1, 1994, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, and December 31, 1994, and the results of operations and cash flows for the periods ended June 30, 1995 and July 1, 1994.

The results of operations for the six-month period ended June 30, 1995, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the six-month periods ending June 30, 1995, and July 1, 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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

                       HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $5,473,000 and $2,358,000 for the six-month periods ended June 30, 1995, and July 1, 1994, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.
A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the six-month periods ended June 30, 1995, and July 1, 1994, include the federal tax benefit on export income of the FSC. The effective income tax rate for the six-month periods ended June 30, 1995, and July 1, 1994, was 37.0% and 35.0%, respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                            June 30, 1995  Dec. 31, 1994
Finished goods                               $ 3,533         $2,404
Work in process                                6,457          6,115
Materials and parts                            2,251          1,037
Net inventories                               12,261          9,556


Inventories are stated at the lower of cost of market on a first-in, first-out basis.

                       HELIX TECHNOLOGY CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Results of Operations

Sales for the quarter were $29.0 million compared with $21.3 million a year ago. Sales for the six month period were $56.2 million compared with $40.0 million in the first half of 1994. The continuing increase in sales is the result of record shipments of ON-BOARD vacuum pump systems.

Gross profit percentage for the quarter was 44.5% compared with 41.5% a year ago. Gross profit percentage for the first half of 1995 was 44.5% versus 39.0% for the first half of 1994. The improved profit margins in 1995 resulted from increased sales of ON-BOARD systems. Also, last year's results included the impact of the low margin Maverick Missile Program which was completed in the first quarter of 1994.

Research and development expenditures increased $209 thousand in the first half of 1995 compared with the same period last year. Selling, general and administrative expense increased by $2.1 million in the first half of 1995 versus the first half of 1994. This increase is partially related to the increased expenses associated with higher sales.

Operating income increased by $3.4 million compared with the second quarter of 1994. Operating income for the first six months of 1995 increased by $7.1 million compared with the same period a year ago. Higher sales coupled with operational improvements are the primary reasons for the increase in operating income.

Income from the Company's joint venture in Japan increased $709 thousand in the first half of 1995 compared with the same period last year.


Liquidity and Capital Resources

Cash provided by operating activities for the first half of 1995 was $6.7 million compared with $3.4 million for the comparable period last year. Capital expenditures for the first half of 1995 increased by $800 thousand compared to the first half of 1994.

The Company has informal bank lines of credit available under various short-term borrowing agreements totaling $12.0 million. There were no borrowings under these agreements at the end of the first half of 1995.

Cash dividends paid to stockholders during the first half of 1995 were $2.1 million.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to meet its anticipated requirements.

                       HELIX TECHNOLOGY CORPORATION

                        PART II.  OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders
          The Company's Annual Meeting of Stockholders was held on
          April 20, 1995. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

          Name                        Votes For          Votes Withheld

          R. Schorr Berman            8,027,130              580,035
          Frank Gabron                8,026,530              580,635
          Milton C. Lauenstein        8,026,530              580,635
          Robert J. Lepofsky          8,025,990              581,175
          Marvin G. Schorr            8,026,690              580,475
          Wickham Skinner             8,026,930              580,235
          Mark S. Wrighton            8,026,730              580,435

          No abstentions or broker non-votes were recorded.

          Proposal II submitted to a vote of security holders at the meeting was an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares. Votes cast were as follows:

          For            Against         Abstain        No Vote

          6,752,258     1,753,201        101,705           1

          The proposal was approved.

          Proposal III submitted to a vote of security holders at the meeting was an amendment of the company's Certificate of Incorporation to provide for an increase in the number of authorized shares of Preferred Stock from 2,000,000 to 5,000,000. Votes cast were as follows:

           For           Against         Abstain        No Vote

          4,600,506     2,565,826        109,858       1,330,975

          The proposal was not approved as a 51% majority was not obtained.

                       HELIX TECHNOLOGY CORPORATION

                        PART II.  OTHER INFORMATION

Item 6(a).     Exhibits

               4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

               4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

Item 6(b).     Reports on Form 8-K

               No Form 8-K was required to be filed during the quarter ended June 30, 1995.

                       HELIX TECHNOLOGY CORPORATION





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HELIX TECHNOLOGY CORPORATION
                              (Registrant)




July 14, 1995                      Stephen D. Allison
                              By:
Date                               Stephen D. Allison
                                   Vice President and
                                   Chief Financial Officer





























On-Board is a registered trademark of Helix Technology Corporation.