Form 10-Q
period 1995-09-30
HELIX TECHNOLOGY CORP
filed 1995-10-13
CIK 46709

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                        ___________________________

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarter Ended September 29, 1995.

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

     Class of Common Stock    Outstanding at September 29, 1995

     $1.00 par value                  9,776,944 Shares

                       HELIX TECHNOLOGY CORPORATION

                                 Form 10-Q

                                   INDEX



                                                                    Page

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statement                               3-7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8


Part II.  OTHER INFORMATION


          Item 6 (a).  Exhibits                                        9

          Item 6 (b).  Reports on Form 8-K                             9


Signature                                                             10

                       HELIX TECHNOLOGY CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                            Sept. 29, 1995  Dec. 31, 1994
(in thousands)                               (unaudited)     (audited)

ASSETS
Current:
Cash and cash equivalents                         $16,209      $ 8,050
Receivables - net of allowances                    16,124       12,219
Inventories (Note 4)                               11,768        9,556
Deferred income taxes (Note 3)                      2,460        2,460
Other current assets                                  524          586
Total Current Assets                               47,085       32,871
Property, plant and equipment at cost              24,691       22,750
  Less: accumulated depreciation                  (16,487)     (14,913)
Net property, plant and equipment                   8,204        7,837
Other assets                                        5,943        4,678
TOTAL ASSETS                                      $61,232      $45,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                  $ 6,270      $ 4,896
Payroll and compensation                            2,468        3,305
Retirement costs                                    1,070          610
Income taxes                                        3,092        1,182
Other accrued liabilities                             627          450
Total Current Liabilities                          13,527       10,443

Deferred income taxes (Note 3)                        562          562
Capitalized lease obligations                           -           36
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none        -            -
Common stock, $1 par value; authorized 30,000,000
  shares; issued:  9,852,992 in 1995 and
  9,667,642 in 1994                                 9,853        9,668
Capital in excess of par value                      4,724        2,157
Treasury stock (76,048 shares)                     (2,553)           -
Currency translation adjustment                     2,029        1,043
Retained earnings                                  33,090       21,477
Total Stockholders' Equity                         47,143       34,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $61,232      $45,386

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS

                For the three and nine-month periods ended
                 September 29, 1995 and September 30, 1994

                                (unaudited)

                   (in thousands except per share data)

                                     Sept. 29, 1995       Sept. 30, 1994
                                     Three     Nine      Three     Nine
                                     Months   Months     Months   Months

Net Sales                            $32,253 $88,437    $22,355  $62,391

Costs and expenses:
  Cost of sales                       17,745  48,935     12,999   37,430
  Research and development             1,034   3,262      1,186    3,205
  Selling, general and
    administrative                     5,046  14,080      3,910   10,848
                                      23,825  66,277     18,095   51,483
Operating income                       8,428  22,160      4,260   10,908

Joint venture income                     249   1,127        210      379
Other                                    126     308         10      (71)
Income before taxes                    8,803  23,595      4,480   11,216
Income taxes (Note 3)                  3,301   8,774      1,623    3,981
Net income                           $ 5,502 $14,821    $ 2,857  $ 7,235
Net income per common share          $  0.55 $  1.48    $  0.29  $  0.74
Weighted average shares               10,014  10,006      9,898    9,818

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (unaudited)



                                                     For the 39 weeks ended
                                                       Sept. 29   Sept. 30
(in thousands)                                           1995        1994

Cash flows from operating activities:
  Net income                                            $14,821     $7,235
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
  Depreciation and amortization                           1,861      1,495
  Undistributed earnings of joint venture, other           (279)       130
  Net change in operating assets and liabilities (A)     (2,971)    (2,922)
Net cash provided by operating activities                13,432      5,938

Cash flows from investing activities:
  Capital expenditures net of property sold or retired   (2,228)    (1,226)
Net cash used by investing activities                    (2,228)    (1,226)
Cash flows from financing activities:
  Treasury Stock - Exercise of Employee Stock Options    (2,553)         -
  Decrease in capital lease obligations                     (36)       (31)
  Net cash provided by employee stock plans               2,752        717
  Cash dividends paid                                    (3,208)    (1,728)
Net cash used by financing activities                    (3,045)    (1,042)

Increase/(decrease) in cash and cash equivalents          8,159      3,670
Cash and cash equivalents, at the beginning of
  the period                                              8,050      1,677
Cash and cash equivalents, at the end of the period     $16,209    $ 5,347

(A) Change in operating assets and liabilities:
    (Increase)/decrease in accounts receivable          $(3,905)   $(3,657)
    (Increase)/decrease in inventories                   (2,212)    (1,719)
    (Increase)/decrease in other current assets              62        290
    Increase/(decrease) in accounts payable               1,374      1,742
    Increase/(decrease) in other accrued expenses         1,710        422
    Net change in operating assets and liabilities      $(2,971)   $(2,922)

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ending September 29, 1995, and September 30, 1994, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 29, 1995, and December 31, 1994, and the results of operations and cash flows for the periods ended September 29, 1995, and September 30, 1994.

The results of operations for the nine-month period ended September 29, 1995, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the nine-month periods ending September 29, 1995, and September 30, 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


Note 2

Net Income Per Common Share

Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during the periods, as determined by use of the treasury stock method. Primary and fully diluted net income per common share are essentially the same for the periods presented.

                       HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $8,774,000 and $3,981,000 for the nine-month periods ended September 29, 1995, and September 30, 1994, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.
A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the nine-month periods ended September 29, 1995, and September 30, 1994, include the federal tax benefit on export income of the FSC.
The effective income tax rate for the nine-month periods ended
September 29, 1995, and September 30, 1994, was 37.2% and 35.5%, respectively.

The major components of deferred tax assets and liabilities are depreciation and inventory valuation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                           Sept. 29, 1995     Dec. 31, 1994
Finished goods                              $ 4,007             $2,404
Work in process                               6,642              6,115
Materials and parts                           1,119              1,037
Net inventories                             $11,768             $9,556

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                       HELIX TECHNOLOGY CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Results of Operations

Sales for the quarter were $32.3 million compared with $22.4 million a year ago. Sales for the first nine months of 1995 were $88.4 million compared with $62.4 million in the first nine months of 1994. Record shipments of ON-BOARD vacuum pump systems were the primary contributor to increased sales.

Gross profit percentage for the quarter was 45.0% compared with 41.9% a year ago. Gross profit percentage for the first nine months was 44.7% compared with 40.0% for the same period last year. The primary reason for improved gross profit margins in 1995 is increased sales of ON-BOARD vacuum products.

Research and development expenditures increased $57 thousand in the first nine months of 1995 compared with the same period last year. Selling, general and administrative expense increased by $3.2 million in the first nine months of 1995 versus the first nine months of 1994. This increase in Selling, general and administrative expense is related to the increased expenses associated with higher sales.

Operating income in the third quarter increased by $4.2 million compared with the Operating income in the same period a year ago. Operating income for the first nine months of 1995 increased by $11.3 million compared with the same period a year ago. Higher sales coupled with operational improvements are the primary reason for the increase in operating income.

Income from the Company's joint venture in Japan increased $748 thousand in the first nine months of 1995 compared with the same period last year.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 1995 was $13.4 million compared with $5.9 million for the comparable period last year. Capital expenditures for the first nine months of 1995 increased by $1.0 million compared to the prior year.

The Company has informal bank lines of credit available under various short-term borrowing agreements totaling $12.0 million. There were no borrowings under these agreements at the end of the third quarter of 1995.

Cash dividends paid to stockholders during the first nine months of 1995 were approximately $3.2 million versus $1.7 million during the first nine months of last year.

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

                       HELIX TECHNOLOGY CORPORATION
                        PART II.  OTHER INFORMATION




Item 6(a).  Exhibits

            4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended September 29, 1995.

                       HELIX TECHNOLOGY CORPORATION





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            HELIX TECHNOLOGY CORPORATION
                            (Registrant)





Date:  October 13, 1995     By:  Stephen D. Allison

                                 Stephen D. Allison
                                 Vice President and Chief Financial Officer































On-Board is a registered trademark of Helix Technology Corporation.