Form 10-K
period 1995-12-31
HELIX TECHNOLOGY CORP
filed 1996-03-22
CIK 46709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-K

               [X]  Annual Report Pursuant to Section 13 or 15(D)
                     of the Securities Exchange Act of 1934.

                  For the Fiscal Year Ended December 31, 1995.

                          Commission File Number 0-6866

                          HELIX TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    04-2423640
  (State of incorporation)                 (IRS Employer Identification No.)


   Mansfield Corporate Center, Nine Hampshire Street, Mansfield, Massachusetts
                                   02048-9171
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (508) 337-5111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $1 Par Value
                                                            (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]    NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of February 23, 1996, (computed by reference to the quoted selling prices of such stock in the over-the-counter market), was $236,862,000.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of February 23, 1996: 9,788,144 Shares Outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders to be filed with the SEC in March 1996, are incorporated by reference into Part III, Items 10-13.

                                 EXHIBITS INDEX

Index to exhibits required by Item 601 of SEC Regulation S-K can be found on Pages 9-13.

HELIX TECHNOLOGY CORPORATION                              10-K Annual Report
Commission File No. 0-6866                             For Fiscal Year Ended
                                                           December 31, 1995

                                     PART I

Item 1.  Business

     General - HELIX TECHNOLOGY CORPORATION ("the Company"), a Delaware corporation organized in 1967, is engaged in the development and application of cryogenic and vacuum technology. The Company provides innovative solutions to customer requirements in selected markets worldwide.

Through its CTI-Cryogenics ("CTI") operations, the Company provides a critical vacuum subsystem used in a broad range of electronic component manufacturing equipment. The principal customers for CTI's vacuum products are involved in the production of semiconductors, optical and magnetic data storage media and advanced information displays. The Cryo-Torr cryogenic vacuum pump product line combines the expertise of CTI in both cryogenics and vacuum technology. (Cryo-Torr is a registered trademark of Helix Technology Corporation.) CTI's On-Board cryogenic vacuum pumping system incorporates built-in microprocessor capabilities to provide on-line performance monitoring and diagnostics. (On-Board is a registered trademark of Helix Technology Corporation.)

The Company also applies its technology and manufacturing competence to provide specialized cryogenic refrigeration solutions for both military and commercial customers. Applications for this capability include the cooling of infrared detectors, advanced electronic circuits and superconducting materials.

The Company maintains Customer Support Centers strategically located throughout the world to provide replacement parts, overhaul, repair and upgrade services. The Company's unique GUTS rapid response network is designed to assure that users of the Company's products have direct, twenty-four-hour a day access to the resources of the Customer Support Centers. (GUTS is a registered trademark of Helix Technology Corporation.)

The Company encounters strong competition in both domestic and foreign markets for its products. Competition comes from smaller firms and from larger firms that have greater total resources than the Company. The absence of statistics makes it impossible to state the Company's precise position in its served markets, although the Company believes it enjoys a world leadership in the market for cryogenic vacuum pumping systems. Customer service, product quality, performance and price are all factors in selling the Company's products.

No significant portion of the Company's business is seasonal or cyclical.

The Company's business is, generally, not dependent on the availability of raw materials or components from any single source. Certain components, however, may be available from only one or two qualified sources. The Company's policy is to develop alternative sources for components and, where possible, to avoid using scarce raw material in its products.

The Company holds many U.S. and foreign patents in the field of vacuum and cryogenics that it believes are significant to its operations. Trademarks are considered important to the Company's business. These trademarks are protected by registration in the United States and other countries in which the Company's products are marketed.

                                     PART I

The Company and Ulvac Corporation of Chigasaki, Japan, operate a joint venture, Ulvac Cryogenics, Inc., engaged in the manufacture and sale of cryogenic vacuum pumps in Japan and some Asian countries. The joint venture is 50% owned by each company.

     Backlog - The backlog of orders believed to be firm was approximately $11.5 million on December 31, 1995, compared to $9.6 million at December 31, 1994. Increases in bookings resulted primarily from record orders for the Company's On-Board vacuum pumping systems. The Company expects to recognize revenues from essentially all of the December 31, 1995, backlog during the 1996 calendar year.

     Research and Development - The Company expended $4,534,000 in 1995 on research and development efforts compared to $4,411,000 and $3,656,000 in 1994 and 1993, respectively. These expenditures reflect development activities relating to product enhancements and new products for commercial applications.

     Employment - Total employment in the Company at the end of 1995 was 404 compared with 362 and 340 at the end of 1994 and 1993, respectively.

     Environmental Affairs - Compliance with federal, state and local provisions relating to environmental quality has not had, and is not expected to have, a material impact upon capital expenditures, earnings or the competitive position of the Company.

     Financial Information about Industry Segments and Major Customers - The Company's one industry segment is cryogenic and vacuum equipment.
Information concerning operations in different geographic areas and major customers is included in Note G of Notes to Consolidated Financial Statements included elsewhere in this report.

Item 2.  Properties

The Company leases and occupies two buildings in Mansfield, Massachusetts, totaling approximately 218,000 square feet. The Company also leases space to house remote customer support facilities. A facility of approximately 11,000 square feet is leased in Santa Clara, California, and a facility of 12,000 square feet is leased in Austin, Texas. A total of approximately 16,000 square feet is leased in Europe to house three customer support centers. The Company believes that its facilities are adequate to support its current levels of production.

Item 3.  Legal Proceedings

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

                                     PART I

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1995, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock is traded on the Over-The-Counter market (NASDAQ symbol HELX). At December 31, 1995, there were 9,776,944 shares of common stock outstanding and approximately 720 common stockholders of record. In October 1994, the Board of Directors authorized a two-for-one common stock split in the form of a 100% stock dividend. The par value remains at $1 per share. Stock prices and all per share data have been retroactively restated to reflect this stock split. At the Company's 1995 Annual Meeting of Stockholders the number of authorized shares of common stock was increased to 30,000,000 shares from 10,000,000 shares.

Cash Dividend Per Common Share and Price Range of Common Stock

The cash dividend per common share and price range of Helix's common stock by quarter are:

        1995                   First       Second        Third       Fourth
    Stock Price               Quarter      Quarter      Quarter      Quarter

High                           $22.00      $45.25       $55.75       $47.00
Low                            $14.75      $20.00       $43.00       $28.00
Cash dividend per share        $  .11      $  .11       $  .11       $  .25


        1994                   First       Second        Third       Fourth
    Stock Price               Quarter      Quarter      Quarter      Quarter

High                           $10.13      $12.88       $17.63       $19.00
Low                            $ 6.75      $ 8.00       $11.25       $13.25
Cash dividend per share        $  .06      $  .06       $  .06       $  .11

The Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on March 13, 1996, to common stockholders of record at the close of business on February 28, 1996.

                                     PART II

Item 6.  Selected Financial Data

(in thousands except per share data)

                                1995     1994     1993       1992      1991

Net sales                     $123,667  $86,761  $63,863    $50,822  $55,759

Net income                    $ 20,985  $10,603  $ 5,021*   $ 2,868  $ 3,082

Net income per share          $   2.10  $  1.08  $   .53*   $   .30  $   .32

Cash dividends per share      $    .58  $   .29  $ .2025    $   .19  $   .19

Total assets                  $ 69,074  $45,386  $32,662    $32,373  $29,080

Capitalized lease obligations $      -  $    36  $    81    $   123  $   161

Weighted average number of
 common shares outstanding      10,007    9,849    9,562      9,500    9,488

* Includes $108,000 ($0.01 per share) cumulative tax benefit from adoption of SFAS No. 109 in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1995 Compared With 1994

Net sales for 1995 increased to $123.7 million, an increase of $36.9 million or 43% compared with prior year sales. The growth in revenues resulted primarily from record sales of the Company's cryogenic vacuum products and services used principally by semiconductor manufacturers worldwide.

Total gross profit as a percentage of net sales improved 4.4 percentage points compared with the prior year. The increase in gross profit was principally due to a favorable product mix and volume, driven by increased sales of the On-Board cryogenic vacuum pumping system and efficiencies derived from the Company's manufacturing competencies.

The Company's investment in research and development increased 3% in 1995. Selling, general and administrative expenses increased 28% and were 16% and 18% of sales in 1995 and 1994, respectively.

The increase in Selling, general and administrative expenses is attributable to increases in selling costs.

Interest income for 1995 was $623 thousand compared with $123 thousand for 1994, reflecting significantly higher cash balances.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Royalty and equity income from the Company's joint venture in Japan improved $593 thousand over last year.

The Company's provision for income taxes was $12.7 million and $5.8 million in 1995 and 1994, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate of 37.75% and 35.5%, for 1995 and 1994, respectively, is principally due to state and foreign income taxes.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS No. 123) - Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. The Company has not adopted SFAS No. 123, and has not yet determined the impact of such adoption on its consolidated results of operations. The adoption of SFAS No. 123 will have no cash flow impact on the Company.

Liquidity and Capital Resources

Net cash provided by operating activities increased to $24.2 million in 1995. The Company invested $3.1 million, primarily in machinery and equipment. Cash dividends paid to stockholders increased to $5.7 million.

At December 31, 1995, the Company had informal bank lines of credit of $12 million.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to fund operations through 1996 and that it has opportunities to consider further financing options should additional funds be required.

Results of Operations - 1994 Compared With 1993

Net sales for 1994 increased to $86.8 million, an increase of $22.9 million or 36% compared with prior year sales. The growth in revenues resulted primarily from record sales of the Company's cryogenic vacuum products and services used principally by semiconductor manufacturers worldwide.

Sales of On-Board vacuum pumping systems accounted for most of the approximately $26.9 million increase in sales to commercial customers. Continued growth in customer service activities also contributed to the growth in revenues.

Sales for military applications decreased approximately $4 million in 1994 as a result of final shipments of Maverick missile coolers under a program completed early in 1994.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total gross profit as a percentage of net sales improved 4.8 percentage points compared with prior year. Increased sales of On-Board vacuum products and the completion of the low-margin Maverick missile program are the primary reasons for improved gross profit in 1994.

The Company's investment in research and development increased 21% in 1994. Selling, general and administrative expenses increased 27% and were 18% and 19% of sales in 1994 and 1993, respectively.

This increase in Selling, general and administrative expense is attributable to increases in selling costs and performance-based executive compensation (Note E).

Royalty and equity income from the Company's joint venture in Japan improved over last year.

The Company's provision for income taxes was $5.8 million and $2.5 million in 1994 and 1993, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate of 35.5% and 33.6%, for 1994 and 1993, respectively, is due to state and foreign income taxes.

                                     PART II

Item 8.  Financial Statements and Supplementary Data

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                     SCHEDULES COVERED BY THE REPORT OF
                          INDEPENDENT ACCOUNTANTS

                                                                     Page(s)

Report of Independent Accountants                                         16

Consolidated Financial Statements of Helix Technology Corporation

 Consolidated Balance Sheets as of December 31, 1995 and 1994             17

 Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                        18

 Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1995, 1994 and 1993                    19

 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993                                  20

 Notes to Consolidated Financial Statements                            21-30

Report of Independent Accountants                                         31

Quarterly Results (Unaudited)                                             32

Financial Statement Schedules for the Years Ended December 31, 1995,
 1994 and 1993

 II.  Valuation and Qualifying Accounts                                   33

Schedules other than those listed above have been omitted since they are either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change accountants or file a Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the twenty-four-month period ended December 31, 1995.

                                    PART III


Item 10.  Directors and Executive Officers of The Registrant

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the SEC in March 1996, pursuant to Regulation 14A.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the SEC in March 1996, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the SEC in March 1996, pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the SEC in March 1996, pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                         Page Number(s) or
                                                         Incorporation by
Description                                              Reference to

(a)  Financial Statements, Schedules & Exhibits:

     (1), (2)  The Consolidated Financial Statements
     and required schedules are indexed under Item 8.    8

     (3)  Exhibits required by Item 601 of SEC
     Regulation S-K.(Exhibit numbers refer to exhibit number on Table I).

          3.  Articles of Incorporation                  Exhibit 3 to the
              Restated articles of incorporation         Company's Form 10-Q
              as amended on May 7, 1987 and              for the Quarter
              May 18, 1988.                              Ended September 30,
                                                         1988.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                        Page Number(s) or
                                                        Incorporation by
Description                                             Reference to

              By-laws                                   Exhibit (3)-3 to the
              As amended on December 10, 1986 and       Company's Form 10-K
              December 9, 1987.                         for the Year Ended
                                                        December 31, 1987.

     4A.  Description of Common Stock                   Exhibit 3 to the
                                                        Company's Form
                                                        10-Q for the
                                                        Quarter Ended
                                                        September 30, 1988.

     4B.  Description of Preferred Stock                Exhibit 3 to the
                                                        Company's Form
                                                        10-Q for the
                                                        Quarter Ended
                                                        September 30, 1988.

     10.  Material Contracts:

          (1)  Indenture of lease dated April 1, 1969,  Exhibit 10.1 to a
          between the First National Bank of Boston,    Registration
          Trustee, as Lessor, and 500 Incorporated      Statement on Form
          (The Company's former name), as Lessee.       S-2, Registration
                                                        No. 2-84880.

          (2)  Guarantee by Arthur D. Little, Inc.,     Exhibit 10.1 to a
          dated April 1, 1969, of the Indenture of      Registration
          Lease dated April 1, 1969, between the First Statement on Form National Bank of Boston, Trustee, and 500 S-2, Registration
          Incorporated (the Company's former name).     No. 2-84880.

          (3)  Basic agreement between the Company and  Exhibit 10.13 to
          Ulvac Corporation dated August 17, 1981.      a Registration
                                                        Statement on
                                                        Form  S-2,
                                                        Registration
                                                        No. 2-84880.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                        Page Number(s) or
                                                        Incorporation by
Description                                             Reference to

          (4)  Lease agreement dated July 24, 1984,     Exhibit 10-(14)
          between WRC Properties, Inc., as Lessor,      to the Company's
          and the Company as Lessee.                    Form 10-K for
                                                        the Year Ended
                                                        December 31, 1984.

          (5)  Lease Agreement dated May 23, 1991,      Exhibit 10-(14)
          between Mansfield Corporate Center Limited    to the Company's
          Partnership, as Lessor, and the Company       Form 10K for the
          as Lessee.                                    Year Ended
                                                        December 31, 1991.

          Compensation Plans, Contracts and Arrangements:

          (6)  The Company's 1992 Stock Option Plan     Exhibit 6-(14)
          for Non-Employee Directors.                   to the Company's
                                                        Form 10-K for the
                                                        Year Ended
                                                        December 31, 1992.

          (7)  The Company's 1981 Incentive Stock       Exhibit 7-(14)
          Option Plan as adopted on November 11,        to the Company's
          1981, and as amended on April 14, 1982,       Form 10-K for the
          February 6, 1985, December 9, 1987,           Year Ended
          February 5, 1988, April 13, 1988,             December 31, 1992.
          February 8, 1989, and February 13, 1992.

          (8)  The Company's informal incentive         Exhibit 10.9 to a
          bonus plan.                                   Registration
                                                        Statement on Form
                                                        S-2, Registration
                                                        No. 2-84880.

          (9)  Employment agreement dated December 13,  Exhibit 9-(14) to
          1989, as amended and restated on              the Company's
          February 13, 1992, and re-executed on         Form 10-K for the
          May 28, 1992, between the Company and         Year Ended
          Robert J. Lepofsky.                           December 31, 1992.

         (10)  The Company's Section 125 Plan.          Exhibit 18 to
                                                        Form 8, Amendment
                                                        No. 1 to 1985 Annual
                                                        Report on Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                        Page Number(s) or
                                                        Incorporation by
Description                                             Reference to

         (11)  The Company's Amended and Restated       Exhibit 10-(11)
         Employee Savings Plan dated December 15,       to the Company's
         1994.                                          Form 10-K for the
                                                        Year Ended
                                                        December 31, 1994.



         (12)  The Company's Amended and Restated       Exhibit 10-(12)
         Employee's Pension Plan dated December 15,     to the Company's
         1994.                                          Form 10-K for the
                                                        Year Ended
                                                        December 31, 1994.



         (13)  The Company's Amended and Restated       Exhibit 10-(13)
         Employees' Personal Account Plan dated         to the Company's
         December 15, 1994.                             Form 10-K for the
                                                        Year Ended
                                                        December 31, 1994.



         (14)  The Company's Supplemental Key           Exhibit 14-(14)
         Executive Retirement Plan effective            to the Company's
         February 13, 1992.                             Form 10-K for the
                                                        Year Ended
                                                        December 31, 1992.

     11.  Schedule of Computation of Earnings per Share

     21.  Subsidiaries of the Registrant

     23.  Consent of Independent Accountants

     24.  Powers of Attorney

     27.  Financial Data Schedule (EDGAR version only)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)


(b) The Company was not required to file any reports on Form 8-K during the quarter ended December 31, 1995.

(c)  Exhibits required by Item 601 of Regulation S-K are indexed under
     (a)(3) above.

(d) Separate financial statements of: (1) subsidiaries not consolidated and fifty percent or less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) Schedules I, III, and IV are not filed because they are either not applicable or the items do not exceed the various disclosure levels.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 1996.


                                       HELIX TECHNOLOGY CORPORATION
                                       (Registrant)



                                       Robert J. Lepofsky
                                       (Signature)
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 13th day of March, 1996, in the capacities indicated.

           Signatures                                  Titles

 (i)  Principal Executive Officer



      Robert J. Lepofsky                     President and Chief Executive
      (Signature)                            Officer



(ii)  Principal Financial Officer




      Stephen D. Allison                     Vice President and Chief
      (Signature)                            Financial Officer

(iii) A Majority of the Board of Directors


      R. Schorr Berman*                     Director




      Frank Gabron*                         Director and Chairman of the Board




      Milton C. Lauenstein*                 Director




      Robert J. Lepofsky                    Director
      (Signature)



      Marvin G. Schorr*                     Director




      Wickham Skinner*                      Director




      Mark S. Wrighton*                     Director





     *Robert J. Lepofsky
      (Signature)
      Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board Of Directors and Stockholders of Helix Technology Corporation:


     We have audited the accompanying consolidated balance sheets of Helix Technology Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helix Technology Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                   COOPERS & LYBRAND L.L.P.
                                                   (Signature)


Boston, Massachusetts
February 7, 1996

                          HELIX TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
      (in thousands)                              Notes     1995      1994
ASSETS
Current:
 Cash and cash equivalents                        A      $ 21,697  $  8,050
 Receivables - net of allowances of $150 in
  1995 and $157 in 1994                                    17,974    12,219
 Inventories                                      A        12,122     9,556
 Deferred income taxes                            A&D       3,039     2,460
 Other current assets                                         556       586
Total Current Assets                                       55,388    32,871

Property, plant and equipment at cost             A        25,387    22,750
Less: accumulated depreciation                            (17,061)  (14,913)
Net property, plant and equipment                           8,326     7,837
Other assets                                      A&F       5,360     4,678
TOTAL ASSETS                                             $ 69,074  $ 45,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
 Accounts payable                                        $  6,558  $  4,896
 Payroll and compensation                         E         3,755     3,305
 Retirement costs                                 H         1,359       610
 Income taxes                                     A&D       4,756     1,182
 Other accrued liabilities                                    705       450
Total Current Liabilities                                  17,133    10,443

Deferred income taxes                             A&D         388       562
Capitalized lease obligations                     C             -        36
Commitments                                       C             -         -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
 2,000,000 shares; issued and outstanding:  none                -         -
Common stock, $1 par value; authorized 30,000,000
 shares; issued and outstanding:  9,776,944 in
 1995 and 9,667,642 in 1994                       E         9,777     9,668
Capital in excess of par value                              3,659     2,157
Currency translation adjustment                   A&F       1,307     1,043
Retained earnings                                 E        36,810    21,477
Total Stockholders' Equity                                 51,553    34,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 69,074  $ 45,386

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the years ended
                                                      December 31,
(in thousands except per share data)    Notes    1995      1994      1993

Net sales                                      $123,667   $86,761   $63,863

Costs and expenses:
Cost of sales                                    67,740    51,336    40,889
Research and development                A         4,534     4,411     3,656
Selling, general and administrative     E        19,588    15,327    12,104
                                                 91,862    71,074    56,649
Operating income                                 31,805    15,687     7,214

Interest expense                                      -         -       (82)
Joint venture income                    F         1,392       799       365
Other                                               517       (47)     (101)
Income before taxes                              33,714    16,439     7,396
Income taxes                            A&D     (12,729)   (5,836)   (2,483)
Income before the cumulative effect
 of a change in accounting principle             20,985    10,603     4,913
Cumulative effect of a change in
 accounting for income taxes            A&D           -         -       108
Net income                                     $ 20,985   $10,603   $ 5,021

Income per common share before the
 cumulative effect of a change in
 accounting principle                          $   2.10   $  1.08   $   .52
Cumulative effect of a change in
 accounting for income taxes            A&D           -         -       .01
Net income per common share             A&E    $   2.10   $  1.08   $   .53
Average shares and equivalents          A&E      10,007     9,849     9,562

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Capital
                                  Par  in Excess Translation Retained
(in thousands)                   Value   of Par   Adjustment Earnings  Total

Balance, December 31, 1992       $9,498 $ 1,231    $  489    $10,567 $21,785

Shares issued for stock options      38     132         -          -     170
Shares tendered for exercise of
 stock options                       (5)      1         -          -      (4)
Currency translation adjustment       -       -        (1)         -      (1)
Net income - 1993                     -       -         -      5,021   5,021
Cash dividends ($.2025 per share)     -       -         -     (1,923) (1,923)
Balance, December 31, 1993        9,531   1,364       488     13,665  25,048

Shares issued for stock options     147     666         -          -     813
Income tax benefit from exercise
 of stock options                     -     203         -          -     203
Shares tendered for exercise of
 stock options                      (10)    (76)        -          -     (86)
Currency translation adjustment       -       -       555          -     555
Net income - 1994                     -       -         -     10,603  10,603
Cash dividends ($.29 per share)       -       -         -     (2,791) (2,791)
Balance, December 31, 1994        9,668   2,157     1,043     21,477  34,345

Shares issued for stock options     185   2,708         -          -   2,893
Income tax benefit from exercise
 of stock options                     -   1,273         -          -   1,273
Shares tendered for exercise
 of stock options                   (76) (2,479)        -          -  (2,555)
Currency translation adjustment       -       -       264          -     264
Net income - 1995                     -       -         -     20,985  20,985
Cash dividends ($.58 per share)       -       -         -     (5,652) (5,652)
Balance, December 31, 1995       $9,777 $ 3,659    $1,307    $36,810 $51,553


The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the years ended December 31,
(in thousands)                                     1995       1994     1993
Cash flows from operating activities:
 Net income                                       $20,985   $10,603  $ 5,021
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization                    2,562     2,049    1,777
   Decrease in noncurrent deferred income taxes      (174)       (9)    (168)
   Undistributed earnings of joint venture, other    (418)     (120)    (248)
   Increase in accrual for performance-based
    executive compensation                          1,938     1,827      541
   Net change in other operating assets
    and liabilities(1)                               (665)   (3,486)     173
 Net cash provided by operating activities         24,228    10,864    7,096
Cash flows from investing activities:
 Capital expenditures                              (3,051)   (2,237)  (1,655)
 Net cash used by investing activities             (3,051)   (2,237)  (1,655)
Cash flows from financing activities:
 Net decrease in short-term debt                        -         -   (3,600)
 Decrease in capital lease obligations                (36)      (42)     (38)
 Shares tendered for exercise of stock options     (2,555)      (86)      (4)
 Net cash provided by employee stock plans            713       665      170
 Cash dividends paid                               (5,652)   (2,791)  (1,923)
 Net cash used by financing activities             (7,530)   (2,254)  (5,395)
Increase in cash and cash equivalents              13,647     6,373       46
Cash and cash equivalents, January 1                8,050     1,677    1,631
Cash and cash equivalents, December 31            $21,697   $ 8,050  $ 1,677
(1) Change in other operating assets
     and liabilities:
     (Increase)/decrease in accounts receivable   $(5,755)  $(3,131) $    61
     (Increase)/decrease in inventories            (2,566)   (1,359)     151
     (Increase)/decrease in other current assets     (549)     (998)    (330)
     Increase/(decrease) in accounts payable        1,662     1,473     (761)
     Increase/(decrease) in other accrued expenses  6,543       529    1,052
    Net change in other operating assets and
     liabilities                                  $  (665)  $(3,486) $   173
Supplemental disclosures:
Interest paid                                     $     -   $     -  $    85
Income taxes paid                                 $ 8,217   $ 6,930  $ 1,675
Supplemental disclosure of non-cash activity:
In 1995 and 1994, $2,180,000 and $148,000, respectively, were reclassed from accrued executive compensation to equity in connection with issuance of stock options.

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' consolidated statements of cash flows to conform with the current presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany transactions. The investment in and operating results of the Company's 50%-owned joint venture are included on the basis of the equity method of accounting.

Foreign Currency Translation

Assets and liabilities of operations outside of the United States are translated into U.S. dollars using current exchange rates. Income and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. The cumulative translation adjustment for the Company's 50%-owned joint venture is reported net of income taxes. Transaction gains/losses were not material.

Inventories

(in thousands)                                      1995          1994

Finished goods                                    $ 3,870        $2,404
Work in process                                     7,340         6,115
Materials and parts                                   912         1,037
Net inventories                                   $12,122        $9,556

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Cash Equivalents

Short-term investments with maturities of three months or less from the date of purchase are classified as cash equivalents.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue on its standard products when units are shipped. Revenues associated with certain government-related contracts are recognized upon shipment based on sales value per unit, and costs are based on estimated average cost per unit over the entire contract. Changes in estimated average unit costs are recognized in the period they become known.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes based on provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," adopted at the beginning of 1993. Deferred income taxes result from temporary differences in the recognition of revenues and expenses between financial statements and tax returns. Tax credits are recognized when realized for tax purposes using the "flow-through" method of accounting.
The Company has not provided for federal income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

Earnings Per Share

Net income per common share is based on the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per common share is not materially different from primary net income per common share.

Property, Plant and Equipment

(in thousands)                                      1995          1994
Building - capital lease                          $ 1,847        $ 1,847
Machinery and equipment                            19,497         17,236
Leasehold improvements                              4,043          3,667
Total                                             $25,387        $22,750

Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Estimated useful lives of machinery and equipment range from 3 to 10 years.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

Maintenance and repairs are charged to expense as incurred, and betterments are capitalized. A capital lease on the Company's Waltham facility is depreciated on a straight-line method over the life of the lease.
Accumulated depreciation of the capital lease was $1,813,000 at December 31, 1995, and $1,745,000 at December 31, 1994.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), will require the Company to either elect expense recognition or the disclosure-only alternative for stock-based employee compensation. SFAS 123 must be adopted in the Company's 1996 financial statements with comparable disclosures for the prior year. The Company has not yet determined whether it will elect the expense recognition or disclosure-only alternative permitted under SFAS 123 and therefore has not yet determined the impact of such adoption on the consolidated results of operations.

B.  Bank Credit Arrangements

The Company's informal lines of credit with several banks amounted to $12,000,000 on December 31, 1995 and 1994. At December 31, 1995 and 1994,
no borrowings were outstanding.

C.  Lease Obligations and Commitments

The Company leases its facilities and certain equipment under long-term operating and capital leases. In 1991, in connection with consolidating its operations in Mansfield, the Company entered into a noncancelable operating lease, which expires December 31, 2006. The lease includes scheduled base rent increases through the term of the lease and renewal options up to fifteen additional years.

The Company's Waltham facility, which is under a capital lease, was subleased in 1992. The sublease revenues are expected to cover the remaining obligations of the capital lease, which expires on September 30, 1996. Future minimum lease payments under the noncancelable operating and capital leases are:

($ thousands)       1996    1997     1998   1999    2000  Later Yrs  Total
Operating leases    2,701   2,802   2,610   2,415   1,913   13,260   25,701
Capital lease,
  including interest   37       -       -       -       -        -       37

Total rental expense under operating leases was $3,028,445 in 1995, $3,030,000 in 1994, and $3,151,000 in 1993.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.  Lease Obligations and Commitments (continued)

The Company enters into short-term foreign currency forward contracts with its primary banks to minimize the effect of fluctuations on its foreign currency denominated transactions, principally intercompany trade receivables, with its wholly owned European subsidiaries. Net realized and unrealized gains and losses on these transactions are not material and are recorded in the statements of operations. The Company's outstanding foreign currency forward contracts at December 31, 1995 and 1994, were $3,329,000 and $1,250,000, respectively.

D.  Income Taxes

The Company adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of this change in accounting principle increased net income by $108,000 for that year. The provisions for income taxes are as follows:

(in thousands)                             1995        1994       1993
Current tax expense:
Federal                                 $ 9,816      $ 5,197     $2,058
State                                     2,443        1,340        481
Foreign                                   1,223          555        474
Total current                            13,482        7,092      3,013
Deferred tax expense:
Federal                                    (710)        (942)      (411)
State                                       (43)        (314)      (119)
Total deferred                             (753)      (1,256)      (530)
Total provision for taxes               $12,729      $ 5,836     $2,483

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.  Income Taxes  (continued)

Significant components of deferred income taxes are as follows:
                                                 December 31,   December 31,
(in thousands)                                      1995           1994
Gross deferred assets:
Inventory valuation                               $ 1,073         $  904
Compensation                                        1,806          1,400
Warranties                                            100            104
Leases                                                256            163
Other                                                  59             54
Total gross deferred assets                       $ 3,294         $2,625
Gross deferred liabilities:
Depreciation                                      $  (643)        $ (727)
Total gross deferred liabilities                  $  (643)        $ (727)
Net deferred assets                               $ 2,651         $1,898

Deferred income taxes on undistributed earnings of the foreign subsidiaries are not material. The Company does not believe that a valuation allowance is required for the net deferred tax assets.

Domestic income before income taxes was approximately $31,065,000, $14,950,000 and $6,035,000 in 1995, 1994 and 1993, respectively. Foreign income before income taxes for the same years was approximately $2,649,000, $1,489,000, and $1,361,000, respectively.

Tax returns for the years through 1991 have been examined by the Internal Revenue Service.

The following table reconciles income tax based on the federal statutory rate to the income tax provision in the Statement of Operations:

(in thousands)                                     1995     1994      1993
Federal tax computed at statutory rate of 35%
 in 1995 and 1994 and 34% in 1993                $11,800   $5,754    $2,515
State income taxes, net of federal tax benefit     1,545      557       212
Foreign sales corporation tax benefit               (704)    (102)      (48)
Earnings not subject to U.S. income taxes           (287)    (140)      (17)
R&D tax credit                                      (100)    (291)     (201)
Other                                                475       58        22
Income tax provision                             $12,729   $5,836    $2,483
Effective tax rate                                37.75%    35.5%     33.6%

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.  Capital Stock

Options for the purchase of shares of the Company's common stock have been granted to officers, directors and key employees under various incentive and nonqualified stock option agreements. The terms of these agreements provide that the options are exercisable over a number of years from the date of grant at not less than the fair market value at the date of grant.

Options expire at various dates through the year 2005. At December 31, 1995 and 1994, respectively, 537,776 and 723,126 shares of common stock were reserved for stock options. At December 31, 1995 and 1994, respectively, 185,200 and 179,300 nonqualified and incentive stock options were exercisable. In 1989, the Company entered into an agreement with its President under which options to purchase up to 400,000 shares of the Company's common stock were granted, at a price of $3.375 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. Based on 1995 performance, options for the purchase of 40,000 shares will become exercisable on March 1, 1996. Based on 1994 performance, options for the purchase of 40,000 shares became exercisable on March 1, 1995. In addition, based on cumulative performance for the five-year period ending December 31, 1994, 120,000 shares also became exercisable on March 1, 1995. Based on 1993 performance, options for the purchase of 40,000 shares became exercisable on March 1, 1994. In connection with this agreement, compensation expense of $1,938,000 and $1,827,000 was charged to "Selling, general and administrative expenses" in 1995 and 1994, respectively.

                                       Number of              Option
Options Outstanding                  Common Shares          Price Range
December 31, 1992                       739,600           $ 3.38 - $ 6.69

Options granted                          10,000           $ 5.41 - $ 5.41
Options lapsed                          (14,000)          $ 5.72 - $ 6.25
Options exercised                       (38,400)          $ 3.35 - $ 6.31
December 31, 1993                       697,200           $ 3.38 - $ 6.69

Options granted                          83,000           $ 7.69 - $14.25
Options lapsed                          (18,000)          $ 7.69 - $14.25
Options exercised                      (146,650)          $ 3.38 - $ 7.69
December 31, 1994                       615,550           $ 3.38 - $ 9.31

Options granted                          17,500           $16.75 - $27.88
Options exercised                      (185,350)          $ 3.38 - $ 7.69
December 31, 1995                       447,700           $ 3.38 - $27.88

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.  Other Assets

The Company has a 50/50 joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

Condensed results of operations for the joint venture for the three years ended September 30, 1995, are as follows:

(in thousands)                                    1995     1994     1993
Net sales                                       $27,845  $18,697   $14,490
Gross profit                                    $ 7,894  $ 3,946   $ 2,687
Net income/(loss)                               $ 1,642  $   370   $   (68)
Fee income, including royalty income
 and equity income                              $ 1,392  $   799   $   365


Condensed balance sheet information as of September 30, is as follows:


(in thousands)                                    1995     1994
Current assets                                  $18,390  $15,124
Noncurrent assets                                 5,010    5,118
Total assets                                    $23,400  $20,242
Current liabilities                             $10,200  $ 8,329
Long-term liabilities                             1,300    1,313
Stockholders' equity                             11,900   10,600
Total liabilities and
 stockholders' equity                           $23,400  $20,242

The Company's net investment in the joint venture of approximately $5,302,000 and $4,622,000 at December 31, 1995 and 1994, respectively, is included in "Other assets." The Company's net investment at December 31, 1995 and 1994, reflects a cumulative translation adjustment of $1,202,000 and $1,317,000, respectively (net of income taxes of $648,000 and $678,000, respectively). This currency translation adjustment, which is also shown as a separate component of the stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.  Segment Information

Line of Business and Foreign Operations

The Company's operations comprise a single line of business; the development, manufacture and sale of cryogenic and vacuum equipment.

The consolidated financial statements include the accounts of wholly owned European subsidiaries which operate customer support facilities to sell and service products manufactured in the United States. A summary of domestic and European operations follows:

                                                 Corporate
                                                  Expenses
                             United              and Assets/
(in thousands)               States     Europe  Eliminations  Consolidated
1995
Revenues                    $117,407    $14,400    $(8,140)    $123,667
Operating income              34,362      2,806     (5,363)      31,805
Identifiable assets           39,588      9,209     20,277       69,074

1994
Revenues                    $ 82,012    $10,582    $(5,833)    $ 86,761
Operating income              18,413      1,636     (4,362)      15,687
Identifiable assets           32,036      6,288      7,062       45,386

1993
Revenues                    $ 59,756    $ 8,313    $(4,206)    $ 63,863
Operating income               8,368      1,436     (2,590)       7,214
Identifiable assets           26,376      5,239      1,047       32,662

Corporate expenses consist of certain general and administrative expenses not allocable to operations. Corporate assets consist of cash and cash equivalents. Intercompany transactions are at prices which are comparable to unrelated party sales.

Export Sales and Significant Customers

The Company's export sales, principally to customers in the Far East, were $8,330,000 in 1995, $8,888,000 in 1994 and $6,784,000 in 1993.

In 1995, the Company's two largest customers represented 30% and 12% of sales. In 1994 and 1993, the Company's largest customer represented 23% and 16% of sales, respectively. Sales to U.S. Government agencies and their contractors were 2%, 7% and 16% in 1995, 1994 and 1993, respectively. In 1993 a single government contractor accounted for 11%.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  Employee Benefit Plans

The Company's retirement and savings plans cover substantially all of the Company's employees who have one year of service. A noncontributory defined benefit pension plan and a defined contribution plan function together as the Company's retirement program.

In February 1994, the Company decided that, beginning in 1994, it would discontinue future contributions to the Company's Defined Contribution Plan. The Company will now fund the Pension Plan directly and not by the way of the Defined Contribution Plan.

The Company's funding policy is to contribute not less than the minimum required amount in accordance with the Internal Revenue Code and ERISA. The following table sets forth the funded status of the defined benefit pension plan at December 31, 1995 and 1994, in accordance with SFAS No. 87.

(in thousands)                                             1995       1994
Accumulated benefit obligation, including
 nonvested benefit obligations of $28 and $8 in
 1995 and 1994, respectively                              $(4,316)  $(3,435)
Projected benefit obligation                               (7,188)   (5,086)
Plan assets at fair value                                   6,812     5,810
Plan assets in excess of projected benefit obligations       (376)      724
Unrecognized net transition asset                            (301)     (340)
Unrecognized prior service cost                                68        77
Unrecognized net gain                                        (491)     (941)
Accrued pension cost recognized on the
 consolidated balance sheets                              $(1,100)  $  (480)

The Company's net pension cost included the following components:

(in thousands)                                     1995     1994     1993
Service cost                                    $   664   $   691   $    76
Interest cost                                       470       391       337
Actual return on plan assets                     (1,396)      (11)     (609)
Net amortization and deferral                       882      (492)      139
Net pension cost of defined benefit plan        $   620   $   579   $   (57)
Net cost of defined contribution plan           $     -   $     -   $   621

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  Employee Benefit Plans  (continued)

Key assumptions used in computing pension cost for the defined benefit plan were:

                                                  1995    1994      1993
Discount rate for obligations                     7.0%    7.75%     7.0%
Rate of compensation increase                     5.0%     5.5%     5.0%
Long-term rate of return on assets                9.0%     9.0%     9.0%

Defined benefit plan assets include marketable equity securities, corporate and government debt securities and cash.

The Company has an Employee Savings Plan, qualified under Section 401(k), that is designed to supplement income to be received from the Company's retirement program. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. The matching contributions expense, net of forfeitures, was $383,000 in 1995, $333,000 in 1994 and $307,000 in 1993.

In 1992, the Company adopted a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded tax-qualified retirement plans. The Company recorded additional retirement costs of $130,000 in 1995 and $119,000 in 1994 in connection with this Plan.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Helix Technology Corporation:


Our report on the consolidated financial statements of Helix Technology Corporation is included on Page 16 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 8 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                        COOPERS & LYBRAND L. L. P.
                                        (Signature)



Boston, Massachusetts
February 7, 1996

                          HELIX TECHNOLOGY CORPORATION

                                QUARTERLY RESULTS
                                   (UNAUDITED)


                                        First    Second   Third    Fourth
(in thousands except per share data)   Quarter  Quarter  Quarter  Quarter
1995
Net sales                              $27,154  $29,030  $32,253  $35,230
Gross profit                            12,084   12,910   14,508   16,425
Operating income                         6,284    7,448    8,428    9,645
Net income                               4,336    4,983    5,502    6,164
Primary net income per share           $   .43  $   .50  $   .55  $   .62

1994
Net Sales                              $18,785  $21,251  $22,355  $24,370
Gross profit                             6,776    8,829    9,356   10,464
Operating income                         2,640    4,008    4,260    4,779
Net income                               1,757    2,621    2,857    3,368
Primary net income per share           $   .18  $   .27  $   .29  $   .34


                                      HELIX TECHNOLOGY CORPORATION

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          For the Years Ended December 31, 1995, 1994 and 1993

                                             (in thousands)

          Column A                Column B          Column C          Column D     Column E

                                                    Additions
                                             ----------------------

                                  Balance at Charged to  Charged to  Deductions    Balance at
                                  Beginning  Costs and     Other        From         End of
 Description                      of Period   Expenses    Accounts    Reserves       Period
Year ended December 31, 1995
  Allowance for doubtful accounts    $157       $  -        $ -         $  7          $150
  Warranty                           $264       $989        $ -         $983          $270


Year ended December 31, 1994
  Allowance for doubtful accounts    $ 43       $131        $ -         $ 17          $157
  Warranty                           $161       $739        $ -         $636          $264


Year ended December 31, 1993
  Allowance for doubtful accounts    $ 50       $ 26        $ -         $ 33          $ 43
  Warranty                           $166       $622        $ -         $627          $161