Form 10-Q
period 1996-03-29
HELIX TECHNOLOGY CORP
filed 1996-04-19
CIK 46709

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                     ___________________________

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarter Ended March 29, 1996.

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

                          Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock                 Outstanding at March 29, 1996

        $1.00 par value                           9,796,144 Shares

                        HELIX TECHNOLOGY CORPORATION

                                  Form 10-Q

                                    INDEX




                                                                       Page

Part I.   FINANCIAL INFORMATION

          Item 1.      Financial Statements                              7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     8


Part II.  OTHER INFORMATION

          Item 4 (a).  Date of Annual Meeting of Stockholders            9

          Item 6 (a).  Exhibits                                          9

          Item 6 (b).  Reports on Form 8-K                               9


Signatures                                                              10

                       HELIX TECHNOLOGY CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                                               Mar. 29, 1996  Dec. 31, 1995
(in thousands)                     Notes         (unaudited)     (audited)
ASSETS
Current:
Cash and cash equivalents                         $ 25,036        $ 21,697
Receivables - net of allowances                     19,958          17,974
Inventories                           4             12,744          12,122
Deferred income taxes                 3              3,039           3,039
Other current assets                                   649             556
Total Current Assets                                61,426          55,388
Property, plant and equipment at cost               25,721          25,387
 Less: accumulated depreciation                    (17,873)        (17,061)
Net property, plant and equipment                    7,848           8,326
Other assets                                         5,494           5,360
TOTAL ASSETS                                      $ 74,768        $ 69,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                  $  7,715        $  6,558
Payroll and compensation                             3,106           3,755
Retirement costs                                     1,584           1,359
Income taxes                                         4,244           4,756
Other accrued liabilities                              482             705
Total Current Liabilities                           17,131          17,133

Deferred income taxes                 3                388             388
Commitments                                              -               -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
 2,000,000 shares; issued and outstanding: none          -               -
Common stock, $1 par value; authorized 30,000,000
 shares; issued and outstanding:  9,796,144 in
 1996 and 9,776,944 in 1995                          9,796           9,777
Capital in excess of par value                       4,523           3,659
Currency translation adjustment                      1,178           1,307
Retained earnings                                   41,752          36,810
Total Stockholders' Equity                          57,249          51,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 74,768        $ 69,074

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION

       CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                (unaudited)



                                                  For the 13 weeks ended
(in thousands except per share data)  Notes   Mar. 29, 1996   Mar. 31, 1995

Net Sales                                         $40,206        $27,154

Costs and expenses:
 Cost of sales                                     21,239         15,070
 Research and development                           1,627          1,122
 Selling, general and administrative                6,089          4,678
                                                   28,955         20,870
Operating income                                   11,251          6,284

Joint venture income                                  401            508
Other                                                 220             90
Income before taxes                                11,872          6,882
Income taxes                            3           4,482          2,546
Net income                                        $ 7,390        $ 4,336
Net income per common share                       $  0.74        $  0.43
Average shares and equivalents                     10,008          9,990


The accompanying notes are an integral part of these financial statements.

                         HELIX TECHNOLOGY CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                  For the 13 weeks ended
(in thousands)                                 Mar. 29, 1996  Mar. 31, 1995
Cash flows from operating activities:
 Net income                                        $ 7,390       $ 4,336
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation and amortization                       1,032           579
 Undistributed earnings of joint venture, other       (263)         (148)
 Net change in operating assets and liabilities (A) (1,925)        1,591
Net cash provided by operating activities            6,234         6,358

Cash flows from investing activities:
 Capital expenditures                                 (554)         (755)
 Net cash used by investing activities                (554)         (755)
Cash flows from financing activities:
 Decrease in capital lease obligations                   -           (11)
 Net cash provided by employee stock plans             108            17
 Cash dividends paid                                (2,449)       (1,064)
Net cash used by financing activities               (2,341)       (1,058)

Increase in cash and cash equivalents                3,339         4,545
Cash and cash equivalents, at the beginning of
 the period                                         21,697         8,050
Cash and cash equivalents, at the end of
 the period                                        $25,036       $12,595

(A)  Change in operating assets and liabilities:
     (Increase)/decrease in accounts receivable    $(1,984)      $(1,452)
     (Increase)/decrease in inventories               (622)       (1,566)
     (Increase)/decrease in other current assets       (93)          (18)
     Increase/(decrease) in accounts payable         1,157         1,692
     Increase/(decrease) in other accrued expenses    (383)        2,935
     Net change in operating assets and
      liabilities                                  $(1,925)      $ 1,591


The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended March 29, 1996, and March 31, 1995, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 29, 1996, and December 31, 1995, and the results of operations and cash flows for the periods ended March 29, 1996, and March 31, 1995.

The results of operations for the three-month period ended March 29, 1996, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 29, 1996, and March 31, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain reclassifications have been made to prior years' consolidated statements of cash flow to conform with the current presentation.


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

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $4,482,000 and $2,546,000 for the three-month periods ended March 29, 1996, and March 31, 1995, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the three-month periods ended March 29, 1996, and March 31, 1995, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the three-month periods ended March 29, 1996, and March 31, 1995, was 37.75% and 37.0%, respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                         March 29, 1996     Dec. 31, 1995
Finished goods                             $ 4,299            $ 3,870
Work in process                              7,237              7,340
Materials and parts                          1,208                912
Net inventories                            $12,744            $12,122

Inventories are stated at the lower of cost of market on a first-in, first-out basis.

                       HELIX TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter increased 48% to $40.2 million compared with $27.2 million a year ago. The growth in revenues resulted primarily from record sales of the Company's products and services used principally by semiconductor manufacturers worldwide.

Gross margin increased 57% compared to the comparable period one year ago. Gross profit percentage for the quarter was 47.2% compared with 44.5% a year ago.

Research and development expenditures increased $505 thousand in the first quarter of 1996 compared with the same period last year. Selling, general and administrative expense increased by $1.4 million in the first quarter of 1996 versus the first quarter of 1995. This increase in Selling, general and administrative expense is attributable to increases in variable selling expenses, product marketing and hiring costs.

Operating income increased by $5.0 million compared with the first quarter of 1995. Higher sales coupled with continuing investments to improve operational efficiencies are the primary reasons for the increase in operating income.

Income from the Company's joint venture in Japan decreased $107 thousand in the first quarter of 1996 compared with the same period a year ago. However, income increased by $136 thousand compared to the fourth quarter of 1995.

The Company's provision for income taxes was $4.5 million and $2.5 million for the first quarter of 1996 and 1995, respectively. The effective tax rate for the three-month periods ended March 29, 1996, and March 31, 1995, was 37.75% and 37.0%, respectively. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the first quarter of 1996 was $6.2 million compared with $6.4 million for the comparable period last year.

The Company has informal bank lines of credit available under various short-term borrowing agreements totaling $12.0 million. There were no borrowings under these agreements at the end of the first quarter of 1996.

Cash dividends paid to stockholders during the first quarter of 1996 were $2.4 million or $0.25 per common share. The Company announced an increase in the quarterly cash dividend to $0.35 per common share payable in the second quarter.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to meet its anticipated requirements.

                        HELIX TECHNOLOGY CORPORATION

                        PART II.  OTHER INFORMATION


Item 4(a).     Date of Annual Meeting of Stockholders
               The Company's Annual Meeting of Stockholders will be held on April 24, 1996.

Item 6(a).     Exhibits

               4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

               4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

               27  Financial Data Schedule (EDGAR version only)

Item 6(b).     Reports on Form 8-K

               No Form 8-K was required to be filed during the quarter ended March 29, 1996.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HELIX TECHNOLOGY CORPORATION
                                                    (Registrant)





Date:  April 19, 1996                 By:  Stephen D. Allison
                                           Vice President and
                                           Chief Financial Officer