Form 10-Q
period 1996-06-28
HELIX TECHNOLOGY CORP
filed 1996-07-15
CIK 46709

                               FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                      ___________________________

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarter Ended June 28, 1996.

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

     Class of Common Stock               Outstanding at June 28, 1996

        $1.00 par value                        9,874,736 Shares

                       HELIX TECHNOLOGY CORPORATION

                                 Form 10-Q

                                   INDEX




                                                                      Page

Part I.   FINANCIAL INFORMATION

          Item 1.      Financial Statements                            3-7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     8


Part II.  OTHER INFORMATION


          Item 4.      Submission of Matters to a Vote of
                       Security Holders                                  9

          Item 6 (a).  Exhibits                                         10

          Item 6 (b).  Reports on Form 8-K                              10


Signature                                                               11

                      HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                               June 28, 1996  Dec. 31, 1995
(in thousands)                                  (unaudited)      (audited)
ASSETS
Current:
Cash and cash equivalents                          $ 26,904       $ 21,697
Receivables - net of allowances                      18,441         17,974
Inventories (Note 4)                                 11,525         12,122
Deferred income taxes (Note 3)                        3,039          3,039
Other current assets                                    706            556
Total Current Assets                                 60,615         55,388
Property, plant and equipment at cost                26,263         25,387
Less: accumulated depreciation                      (18,292)       (17,061)
Net property, plant and equipment                     7,971          8,326
Other assets                                          5,573          5,360
TOTAL ASSETS                                       $ 74,159       $ 69,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                   $  6,157       $  6,558
Payroll and compensation                              3,618          3,755
Retirement costs                                      1,782          1,359
Income taxes                                          1,912          4,756
Other accrued liabilities                               432            705
Total Current Liabilities                            13,901         17,133

Deferred income taxes (Note 3)                          388            388
Commitments                                               -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none          -              -
Common stock, $1 par value; authorized 30,000,000
  shares; issued and outstanding:  9,926,144 in
  1996 and 9,776,944 in 1995                          9,926          9,777
Capital in excess of par value                        5,094          3,659
Treasury stock (51,408 shares)                       (1,977)             -
Currency translation adjustment                         980          1,307
Retained earnings                                    45,847         36,810
Total Stockholders' Equity                           59,870         51,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 74,159       $ 69,074

The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

       CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

For the three and six-month periods ended June 28, 1996 and June 30, 1995

                                  (unaudited)

                     (in thousands except per share data)

                                   June 28, 1996        June 30, 1995
                                   Three    Six        Three     Six
                                   Months  Months      Months   Months

Net Sales                         $39,351  $79,557     $29,030  $56,184

Costs and expenses:
  Cost of sales                    20,580   41,819      16,120   31,190
  Research and development          1,971    3,598       1,106    2,228
  Selling, general and
    administrative                  5,541   11,630       4,356    9,034
                                   28,092   57,047      21,582   42,452
Operating income                   11,259   22,510       7,448   13,732

Joint venture income                  351      752         370      878
Other                                 316      536          92      182
Income before taxes                11,926   23,798       7,910   14,792
Income taxes (Note 3)               4,401    8,883       2,927    5,473
Net income                        $ 7,525  $14,915     $ 4,983  $ 9,319
Net income per common share       $  0.75  $  1.49     $  0.50  $  0.93
Average shares and equivalents     10,021   10,014      10,016   10,003

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (unaudited)


                                                  For the 26 weeks ended
(in thousands)                                 June 28, 1996  June 30, 1995
Cash flows from operating activities:
 Net income                                        $14,915       $ 9,319
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation and amortization                       1,748         1,207
 Undistributed earnings of joint venture, other       (540)         (257)
 Net change in operating assets and liabilities (A) (2,477)       (1,484)
Net cash provided by operating activities           13,646         8,785

Cash flows from investing activities:
 Capital expenditures                               (1,393)       (1,600)
Net cash used by investing activities               (1,393)       (1,600)
Cash flows from financing activities:
 Decrease in capital lease obligations                   -           (24)
 Shares tendered for exercise of stock options      (1,977)       (2,553)
 Net cash provided by employee stock plans             809           692
 Cash dividends paid                                (5,878)       (2,133)
Net cash used by financing activities               (7,046)       (4,018)

Increase in cash and cash equivalents                5,207         3,167
Cash and cash equivalents, at the beginning of
 the period                                         21,697         8,050
Cash and cash equivalents, at the end of
 the period                                        $26,904       $11,217

(A) Change in operating assets and liabilities:
    (Increase)/decrease in accounts receivable     $  (467)      $  (237)
    (Increase)/decrease in inventories                 597        (2,705)
    (Increase)/decrease in other current assets       (150)            -
    Increase/(decrease) in accounts payable           (401)          918
    Increase/(decrease) in other accrued expenses   (2,056)          540
    Net change in operating assets and liabilities $(2,477)      $(1,484)

The accompanying notes are an integral part of these financial statements.

                         HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended June 28, 1996, and June 30, 1995, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 28, 1996, and December 31, 1995, and the results of operations and cash flows for the periods ended June 28, 1996 and June 30, 1995.

The results of operations for the six-month period ended June 28, 1996, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the six-month periods ended June 28, 1996, and June 30, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain reclassifications have been made to prior years' consolidated statements of cash flow to conform with the current presentation.


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

                        HELIX TECHNOLOGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $8,883,000 and $5,473,000 for the six-month periods ended June 28, 1996, and June 30, 1995, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the six-month periods ended June 28, 1996, and June 30, 1995, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the six-month periods ended June 28, 1996, and June 30, 1995, was 37.33% and 37.0%, respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                             June 28, 1996      Dec. 31, 1995
Finished goods                                $ 4,176           $ 3,870
Work in process                                 6,620             7,340
Materials and parts                               729               912
Net inventories                               $11,525           $12,122

Inventories are stated at the lower of cost of market on a first-in, first-out basis.

                         HELIX TECHNOLOGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



Results of Operations

Net sales for the quarter were $39.4 million compared with $29.0 million a year ago, an increase of 36%. Net sales for the six-month period were $79.6 million compared with $56.2 million in the first half of 1995, an increase of 42%. The growth in revenues resulted primarily from increased sales of the Company's products and services used principally by semiconductor manufacturers worldwide.

Gross profit percentage for the quarter was 47.7% compared with 44.5% a year ago. Gross profit percentage for the first half of 1996 was 47.4% versus 44.5% for the first half of 1995.

Research and development expenditures increased $1.4 million in the first half of 1996 compared with the same period last year. Total Selling, general and administrative expense increased by $2.6 million in the first half of 1996 versus the first half of 1995.

Operating income increased by $3.8 million compared with the second quarter of 1995. Operating income for the first six months of 1996 increased by $8.8 million compared with the same period a year ago. Higher sales coupled with continuing investments to improve operational efficiencies are the primary reasons for the increase in operating income.

The Company's provision for income taxes was $8.9 million and $5.5 million for the first half of 1996 and 1995, respectively. The effective tax rate for the first half of 1996 was 37.33% versus 37.0% for the first half of 1995. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the first half of 1996 was $13.6 million compared with $8.8 million for the comparable period last year.

The Company has informal bank lines of credit available under various short-term borrowing agreements totaling $12.0 million. There were no borrowings under these agreements at the end of the first half of 1996.

Cash dividends paid to stockholders during the first half of 1996 were $5.9 million.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to meet its anticipated requirements.

                        HELIX TECHNOLOGY CORPORATION

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on
April 24, 1996. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

Name                                    Votes For        Votes Withheld

R. Schorr Berman                        8,827,723             33,332
Frank Gabron                            8,827,553             33,502
Milton C. Lauenstein                    8,435,015            426,040
Robert J. Lepofsky                      8,809,253             51,802
Marvin G. Schorr                        8,823,585             37,470
Wickham Skinner                         8,821,388             39,667
Mark S. Wrighton                        8,826,513             34,542

No abstentions or broker non-votes were recorded.

Proposal II submitted to a vote of security holders at the meeting was the adoption of the 1996 Equity Incentive Plan. Votes cast were as follows:

For             Against          Abstain          No Vote

5,350,077       1,248,353        167,750          2,094,875

The proposal was approved.

Proposal III submitted to a vote of security holders at the meeting was the adoption of the 1996 Non-Employee Directors' Stock Option Plan. Votes cast were as follows:

For             Against          Abstain          No Vote

6,234,563       344,559          186,154          2,095,779

The proposal was approved.

Proposal IV submitted to a vote of security holders at the meeting was the appointment of Coopers & Lybrand, L.L.P. as the Company's independent accountants for fiscal year 1996.

For             Against          Abstain          No Vote

8,807,014       25,439           28,599           3

The proposal was approved.

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

Item 6(a).  Exhibits

            4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            27  Financial Data Schedule (EDGAR version only)

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended June 28, 1996.

                        HELIX TECHNOLOGY CORPORATION





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HELIX TECHNOLOGY CORPORATION
                                                   (Registrant)





Date:  July 15, 1996                 By:  Stephen D. Allison
                                          Vice President and
                                          Chief Financial Officer