Form 10-Q
period 1996-09-27
HELIX TECHNOLOGY CORP
filed 1996-10-24
CIK 46709

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                        ___________________________

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarter Ended September 27, 1996.

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

     Class of Common Stock         Outstanding at September 27, 1996

        $1.00 par value                     9,852,090 Shares

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

                         HELIX TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                              Sept. 27, 1996  Dec. 31, 1995
(in thousands)                                  (unaudited)     (audited)

ASSETS
Current:
Cash and cash equivalents                          $29,174        $21,697
Receivables - net of allowances                     12,783         17,974
Inventories (Note 4)                                12,893         12,122
Deferred income taxes (Note 3)                       3,039          3,039
Other current assets                                   623            556
Total Current Assets                                58,512         55,388
Property, plant and equipment at cost               27,475         25,387
Less: accumulated depreciation                     (18,927)       (17,061)
Net property, plant and equipment                    8,548          8,326
Other assets                                         5,796          5,360
TOTAL ASSETS                                       $72,856        $69,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                   $ 4,372        $ 6,558
Payroll and compensation                             3,479          3,755
Retirement costs                                     1,996          1,359
Income taxes                                         2,749          4,756
Other accrued liabilities                              649            705
Total Current Liabilities                           13,245         17,133

Deferred income taxes (Note 3)                         388            388
Commitments                                              -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none         -              -
Common stock, $1 par value; authorized 30,000,000
  shares; issued and outstanding:  9,947,144 in
  1996 and 9,776,944 in 1995                         9,947          9,777
Capital in excess of par value                       5,190          3,659
Treasury stock (95,054 shares)                      (3,040)             -
Currency translation adjustment                        865          1,307
Retained earnings                                   46,261         36,810
Total Stockholders' Equity                          59,223         51,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $72,856        $69,074

The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

        CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                 For the three and nine-month periods ended
                 September 27, 1996 and September 29, 1995

                                  (unaudited)

                     (in thousands except per share data)

                                September 27, 1996    September 29, 1995
                                  Three      Nine       Three      Nine
                                  Months    Months      Months    Months

Net Sales                         $25,122  $104,679     $32,253   $88,437

Costs and expenses:
  Cost of sales                    13,469    55,288      17,745    48,935
  Research and development          2,062     5,660       1,034     3,262
  Selling, general and
    administrative                  4,620    16,250       5,046    14,080
                                   20,151    77,198      23,825    66,277
Operating income                    4,971    27,481       8,428    22,160

Joint venture income                  469     1,221         249     1,127
Other                                 341       877         126       308
Income before taxes                 5,781    29,579       8,803    23,595
Income taxes (Note 3)               1,906    10,789       3,301     8,774
Net income                        $ 3,875  $ 18,790     $ 5,502   $14,821
Net income per common share       $  0.39  $   1.88     $  0.55   $  1.48
Average shares and equivalents      9,970     9,980      10,014    10,006

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                  For the 39 weeks ended
(in thousands)                               Sept. 27, 1996  Sept. 29, 1995
Cash flows from operating activities:
 Net income                                       $18,790        $14,821
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation and amortization                      2,463          1,861
 Undistributed earnings of joint venture, other      (878)          (279)
 Net change in operating assets and
  liabilities (A)                                   1,241           (931)
Net cash provided by operating activities          21,616         15,472

Cash flows from investing activities:
 Capital expenditures                              (2,685)        (2,228)
Net cash used by investing activities              (2,685)        (2,228)
Cash flows from financing activities:
 Decrease in capital lease obligations                  -            (36)
 Shares tendered for exercise of stock options     (2,065)        (2,553)
 Purchase of treasury stock                          (975)             -
 Net cash provided by employee stock plans            926            712
 Cash dividends paid                               (9,340)        (3,208)
Net cash used by financing activities             (11,454)        (5,085)

Increase in cash and cash equivalents               7,477          8,159
Cash and cash equivalents, at the
 beginning of the period                           21,697          8,050
Cash and cash equivalents, at the
 end of the period                                $29,174        $16,209

(A) Change in operating assets and liabilities:
    (Increase)/decrease in accounts receivable    $ 5,191        $(3,905)
    (Increase)/decrease in inventories               (771)        (2,212)
    (Increase)/decrease in other current assets       (67)            62
    Increase/(decrease) in accounts payable        (2,186)         1,374
    Increase/(decrease) in other accrued expenses    (926)         3,750
    Net change in operating assets and
     liabilities                                  $ 1,241        $  (931)

The accompanying notes are an integral part of these financial statements.

                         HELIX TECHNOLOGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended September 27, 1996, and September 29, 1995, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 27, 1996, and December 31, 1995, and the results of operations and cash flows for the periods ended September 27, 1996, and September 29, 1995.

The results of operations for the nine-month period ended September 27, 1996, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the nine-month periods ended September 27, 1996, and September 29, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Certain reclassifications have been made to prior years' consolidated statements of cash flow to conform with the current presentation.


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

                         HELIX TECHNOLOGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $10,789,000 and $8,774,000 for the nine-month periods ended September 27, 1996, and September 29, 1995, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the nine-month periods ended September 27, 1996, and September 29, 1995, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the nine-month periods ended
September 27, 1996, and September 29, 1995, was 36.48% and 37.20%,
respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                       Sept. 27, 1996     Dec. 31, 1995
Finished goods                           $ 4,068           $ 3,870
Work in process                            7,712             7,340
Materials and parts                        1,113               912
Net inventories                          $12,893           $12,122

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                         HELIX TECHNOLOGY CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Results of Operations

Net sales for the quarter were $25.1 million compared with $32.3 million a year ago, a decrease of 22.3%. Sales for the first nine months of 1996 were $104.7 million compared with $88.4 million in the first nine months of 1995, an increase of 18.4%. The sales decline for the third quarter resulted from the anticipated weakening in the semiconductor capital equipment market. Nine-month sales for the Company are still at record levels due to strong first-half performance in 1996.

Gross profit percentage for the quarter was 46.4% compared with 45.0% a year ago. Gross profit percentage for the first nine months of 1996 was 47.2% versus 44.7% for the first nine months of 1995.

Research and development expenditures increased $2.4 million in the first nine months of 1996 compared with the same period last year. Total Selling, general and administrative expense increased by $2.2 million in the first nine months of 1996 versus the first nine months of 1995. Total Selling, general and administrative expense for the third quarter of 1996 decreased by $.4 million as compared to the third quarter of 1995 primarily due to a decrease in the provision for performance-based compensation.

Operating income in the third quarter decreased by $3.5 million compared with the third quarter of 1995. Operating income for the first nine months of 1996 increased by $5.3 million compared with the same period a year ago.

The Company's provision for income taxes was $10.8 million and $8.8 million for the first nine months of 1996 and 1995, respectively. The effective tax rate for the first nine months of 1996 was 36.48% versus 37.20% for the first nine months of 1995. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 1996 was $21.6 million compared with $15.5 million for the comparable period last year.

The Company has informal bank lines of credit available under various short-term borrowing agreements totaling $12.0 million. There were no borrowings under these agreements at the end of the third quarter of 1996.

Cash dividends paid to stockholders during the first nine months of 1996 were $9.3 million versus $3.2 million during the first nine months of last year.

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

Item 6(a).  Exhibits

            4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            27  Financial Data Schedule (EDGAR version only)

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended September 27, 1996.

                         HELIX TECHNOLOGY CORPORATION





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HELIX TECHNOLOGY CORPORATION
                                                       (Registrant)






Date:  October 24, 1996                       By:  Stephen D. Allison
                                                   Vice President and
                                                   Chief Financial Officer