Form 10-K
period 1996-12-31
HELIX TECHNOLOGY CORP
filed 1997-03-05
CIK 46709

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 Form 10-K

            [X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 1996   Commission File Number 0-6866
                                     OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                             to

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

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of February 21, 1997, (computed by reference to the quoted selling prices of such stock in the over-the-counter market), was $272,661,000.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of February 21, 1997: 9,873,300 Shares Outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders to be filed with the SEC in March 1997, are incorporated by reference into Part III, Items 10-13.

HELIX TECHNOLOGY CORPORATION                             10-K Annual Report
Commission File No. 0-6866                            For Fiscal Year Ended
                                                          December 31, 1996

                                   PART I
Item 1.  Business

     General - HELIX TECHNOLOGY CORPORATION ("the Company"), a Delaware corporation organized in 1967, is engaged in the development and application of cryogenic and vacuum technology. The Company provides innovative solutions to customer requirements in select markets worldwide.

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

     Backlog - The backlog of orders believed to be firm was approximately $5.3 million on December 31, 1996, compared to $11.5 million at December 31, 1995. Decreased bookings resulted primarily from the anticipated weakening in the semiconductor capital equipment market. The Company expects to recognize revenues from essentially all of the December 31, 1996 backlog during the 1997 calendar year.

     Research and Development - The Company expended $7,668,000 in 1996 on research and development efforts compared to $4,534,000 and $4,411,000 in 1995 and 1994, respectively. These expenditures reflect development activities relating to product enhancements and new products for commercial applications.

     Employment - Total employment in the Company at the end of 1996 was 423 compared with 404 and 362 at the end of 1995 and 1994, respectively.

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

                                 PART I

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock is traded on the Over-The-Counter market (NASDAQ symbol HELX). At December 31, 1996, there were 9,862,590 shares of common stock outstanding and approximately 870 common stockholders of record.

Cash Dividend Per Common Share and Price Range of Common Stock

The cash dividend per common share and price range of Helix's common stock by quarter are:

         1996                 First      Second       Third      Fourth
     Stock Price             Quarter     Quarter     Quarter     Quarter

High                         $41.25      $42.88      $39.25      $33.25
Low                          $25.00      $27.25      $23.25      $25.25
Cash dividend per share      $  .25      $  .35      $  .35      $  .35


         1995                 First      Second       Third      Fourth
     Stock Price             Quarter     Quarter     Quarter     Quarter

High                         $22.00      $45.25      $55.75      $47.00
Low                          $14.75      $20.00      $43.00      $28.00
Cash dividend per share      $  .11      $  .11      $  .11      $  .25

The Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on March 20, 1997, to common stockholders of record at the close of business on March 6, 1997.

                                  PART II

Item 6.  Selected Financial Data

(in thousands except per share data)

                                1996      1995     1994     1993     1992

Net sales                     $128,383  $123,667  $86,761  $63,863  $50,822

Net income                    $ 21,957  $ 20,985  $10,603  $ 5,021* $ 2,868

Net income per share          $   2.20  $   2.10  $  1.08  $   .53* $   .30

Cash dividends per share      $   1.30  $    .58  $   .29  $ .2025  $   .19

Total assets                  $ 71,759  $ 69,074  $45,386  $32,662  $32,373

Capitalized lease obligations $      -  $      -  $    36  $    81  $   123

Weighted average number of
  common shares outstanding      9,989    10,007    9,849    9,562    9,500

* Includes $108,000 ($0.01 per share) cumulative tax benefit from adoption of SFAS No. 109 in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1996 Compared With 1995

Net sales for 1996 increased to $128.4 million, an increase of $4.7 million or 4% compared with prior year sales. The growth in revenues resulted primarily from record sales of the Company's cryogenic vacuum products and services used principally by semiconductor manufacturers worldwide. Sales in the second half of 1996 were sharply lower than in the first half as a result of the slowdown in the global market for semiconductors and the equipment required to produce these devices.

Total gross profit as a percentage of net sales improved 1.8 percentage points compared with the prior year. The increase in gross profit was principally due to efficiencies derived from the Company's manufacturing competencies. As a result of the Company's flexible manufacturing strategy, gross margins remained strong at the low revenue levels of the second half of 1996.

The Company's investment in research and development increased 69% in 1996. The Company continues to fund long-term strategic development programs despite short-term market conditions.

The change in Selling, general and administrative expenses is attributable to increases in selling costs and reduced performance-based management compensation expense.

Interest income for 1996 was $1.3 million compared with $.6 million for 1995, reflecting significantly higher cash balances.

                                 PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Royalty and equity income from the Company's joint venture in Japan improved $88 thousand over last year.

The Company's provision for income taxes was $12.5 million and $12.7 million in 1996 and 1995, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate of 36.25% and 37.75%, for 1996 and 1995, respectively, is principally due to state and foreign income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities increased to $26.7 million in 1996. The Company invested $3.3 million, primarily in machinery and equipment. Cash dividends paid to stockholders increased to $12.8 million.

At December 31, 1996, the Company had informal bank lines of credit of $12 million.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to fund operations through 1997 and that it has opportunities to consider further financing options should additional funds be required.

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

Business Risks and Uncertainties

The Company operates in a changing and cyclical business environment that involves a number of risks, some of which are beyond the Company's control. The Company's future results will depend on its ability to manage the cyclical nature of the semiconductor capital equipment industry, the Company's ability to introduce new products to meet its customers' demands for higher productivity and reliability, and the dependence of the Company on key customers and key suppliers.

Forward-Looking Statements

This Annual Report, other SEC filings, and pronouncements and press releases made from time to time by the Company through its senior management may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated by such statements depending upon a variety of factors, some of which are itemized in the "Business Risks and Uncertainties" section above. The Company undertakes no responsibility to update any forward-looking statements which may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

                                 PART II

Item 8.  Financial Statements and Supplementary Data

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                      SCHEDULES COVERED BY THE REPORT OF
                           INDEPENDENT ACCOUNTANTS

                                                                    Page(s)

Report of Independent Accountants.......................................16

Consolidated Financial Statements of Helix Technology Corporation

  Consolidated Balance Sheets as of December 31, 1996 and 1995..........17

  Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994.....................................18

  Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 1996, 1995 and 1994.................19

  Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995 and 1994...............................20

  Notes to Consolidated Financial Statements.........................21-30

Report of Independent Accountants.....  ................................31

Quarterly Results (Unaudited)..  .......................................32

Financial Statement Schedules for the Years Ended December 31, 1996,
1995 and 1994

  II.  Valuation and Qualifying Accounts................................33

Schedules other than those listed above have been omitted since they are either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change accountants or file a Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the twenty-four-month period ended December 31, 1996.

                                PART III

Item 10.  Directors and Executive Officers of The Registrant

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the SEC in March 1997, pursuant to Regulation 14A.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the SEC in March 1997, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the SEC in March 1997, pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the SEC in March 1997, pursuant to Regulation 14A.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                        Page Number(s) or
                                                        Incorporation by
Description                                             Reference to

(a)  Financial Statements, Schedules & Exhibits:

     (1),(2)  The Consolidated Financial Statements     8
     and required schedules are indexed under Item 8.

     (3)  Exhibits required by Item 601 of SEC
     Regulation S-K.(Exhibit numbers refer to exhibit number on Table I.)

          3.  Articles of Incorporation                 Exhibit 3 to the
              Restated articles of incorporation        Company's Form 10-Q
              as amended on May 7, 1987, and            for the Quarter
              May 18, 1988.                             Ended September 30,
                                                        1988.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                       Page Number(s) or
                                                       Incorporation by
Description                                            Reference to

              By-laws                                  Exhibit (3)-3 to the
              As amended on December 10, 1986, and     Company's Form 10-K
              December 9, 1987.                        for the Year Ended
                                                       December 31, 1987.

     4A.  Description of Common Stock                  Exhibit 3 to the
                                                       Company's Form
                                                       10-Q for the
                                                       Quarter Ended
                                                       September 30, 1988.

     4B.  Description of Preferred Stock               Exhibit 3 to the
                                                       Company's Form
                                                       10-Q for the
                                                       Quarter Ended
                                                       September 30, 1988.

     10.  Material Contracts:

          (1)  Basic agreement between the Company     Exhibit 10.13 to
          and Ulvac Corporation dated August 17,       a Registration
          1981.                                        Statement on Form
                                                       S-2, Registration
                                                       No. 2-84880.

          (2)  Lease agreement dated July 24, 1984,    Exhibit 10-(14)
          between WRC Properties, Inc., as Lessor,     to the Company's
          and the Company as Lessee.                   Form 10-K for
                                                       the Year Ended
                                                       December 31, 1984.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                       Page Number(s) or
                                                       Incorporation by
Description                                            Reference to

          (3)  Lease Agreement dated May 23, 1991,     Exhibit 10-(14) to
          between Mansfield Corporate Center Limited   the Company's
          Partnership, as Lessor, and the Company      Form 10-K
          as Lessee.                                   for the Year Ended
                                                       December 31, 1991.

          Compensation Plans, Contracts and
          Arrangements:

          (4)  The Company's 1996 Equity Incentive     Exhibit A to the
          Plan.                                        Company's Proxy
                                                       Statement for its
                                                       1996 Annual Meeting
                                                       of Stockholders held
                                                       on April 24, 1996.

          (5)  The Company's 1996 Stock Option Plan    Exhibit B to the
          for Non-Employee Directors.                  Company's Proxy
                                                       Statement for its
                                                       1996 Annual Meeting
                                                       of Stockholders held
                                                       on April 24, 1996.

          (6)  The Company's informal incentive        Exhibit 10.9 to a
          bonus plan.                                  Registration
                                                       Statement on Form
                                                       S-2, Registration
                                                       No. 2-84880.

          (7)  Employment agreement dated              Exhibit 9-(14) to
          December 13, 1989, as amended and restated   the Company's
          on February 13, 1992, and re-executed on     Form 10-K for the
          May 28, 1992, between the Company and        Year Ended
          Robert J. Lepofsky.                          December 31, 1992.

          (8)  The Company's Section 125 Plan.         Exhibit 18 to
                                                       Form 8, Amendment
                                                       No. 1 to 1985 Annual
                                                       Report on Form 10-K.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                       Page Number(s) or
                                                       Incorporation by
Description                                            Reference to

          (9)  The Company's Amended and Restated      Exhibit 10-(11) to
          Employee Savings Plan dated December 15,     the Company's
          1994.                                        Form 10-K for the
                                                       Year Ended
                                                       December 31, 1994.



          (10) The Company's Amended and Restated      Exhibit 10-(12) to
          Employees' Pension Plan dated December 15,   the Company's
          1994.                                        Form 10-K for the
                                                       Year Ended
                                                       December 31, 1994.



          (11) The Company's Amended and Restated      Exhibit 10-(13) to
          Employee Personal Account Plan dated         the Company's
          December 15, 1994.                           Form 10-K for the
                                                       Year Ended
                                                       December 31, 1994.



          (12) The Company's Supplemental Key          Exhibit 14-(14) to
          Executive Retirement Plan effective          the Company's
          February 13, 1992.                           Form 10-K for the
                                                       Year Ended
                                                       December 31, 1992.

     11.  Schedule of Computation of Earnings
          per Share

     21.  Subsidiaries of the Registrant

     23.  Consent of Independent Accountants

     24.  Powers of Attorney

     27.  Financial Data Schedule

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(b) The Company was not required to file any reports on Form 8-K during the quarter ended December 31, 1996.

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

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of March, 1997.


                                      HELIX TECHNOLOGY CORPORATION
                                              (Registrant)




                                      Robert J. Lepofsky
                                      (Signature)
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 5th day of March, 1997, in the capacities indicated.

          Signatures                                  Titles

  (i)  Principal Executive Officer




       Robert J. Lepofsky             President and Chief Executive Officer
       (Signature)




 (ii)  Principal Financial Officer




       Stephen D. Allison             Vice President and
       (Signature)                    Chief Financial Officer

(iii)  A Majority of the Board of Directors


       R. Schorr Berman*              Director




       Arthur R. Buckland*            Director




       Frank Gabron*                  Director




       Milton C. Lauenstein*          Director




       Robert J. Lepofsky             Director
       (Signature)




       Marvin G. Schorr*              Director and Chairman of the Board




       Wickham Skinner*               Director




       Mark S. Wrighton*              Director





      *Robert J. Lepofsky
       (Signature)
       Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Helix Technology Corporation:


     We have audited the accompanying consolidated balance sheets of Helix Technology Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helix Technology Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                     COOPERS & LYBRAND L.L.P.
                                     (Signature)


Boston, Massachusetts
February 7, 1997

                        HELIX TECHNOLOGY CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                            December 31,
(in thousands)                                    Notes    1996     1995

ASSETS
Current:
 Cash and cash equivalents (including repurchase
  agreements of $18,500 in 1996 and $21,400
  in 1995)                                         A    $ 29,378  $ 21,697
 Receivables - net of allowances of $148 in
  1996 and $150 in 1995                                   11,525    17,974
 Inventories                                       A      12,370    12,122
 Deferred income taxes                             A&D     3,414     3,039
 Other current assets                                        842       556
Total Current Assets                                      57,529    55,388

Property, plant and equipment at cost              A      24,219    25,387
Less:  accumulated depreciation                          (15,837)  (17,061)
Net property, plant and equipment                          8,382     8,326
Other assets                                       A&F     5,848     5,360
TOTAL ASSETS                                            $ 71,759  $ 69,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
 Accounts payable                                       $  4,780  $  6,558
 Payroll and compensation                          E       3,438     3,755
 Retirement costs                                  H       2,212     1,359
 Income taxes                                      A&D     1,049     4,756
 Other accrued liabilities                                   442       705
Total Current Liabilities                                 11,921    17,133

Deferred income taxes                              A&D         -       388
Commitments                                        C           -         -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
 2,000,000 shares; issued and outstanding: none                -         -
Common stock, $1 par value; authorized 30,000,000
 shares; issued and outstanding:  9,862,590 in
 1996 and 9,776,944 in 1995                        E       9,863     9,777
Capital in excess of par value                             3,162     3,659
Currency translation adjustment                    A&F       833     1,307
Retained earnings                                  E      45,980    36,810
Total Stockholders' Equity                                59,838    51,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 71,759  $ 69,074

The accompanying notes are an integral part of these financial statements.

                         HELIX TECHNOLOGY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the years ended December 31,
(in thousands except per share data) Notes       1996      1995     1994

Net sales                                      $128,383  $123,667  $86,761

Costs and expenses:
Cost of sales                                    68,081    67,740   51,336
Research and development               A          7,668     4,534    4,411
Selling, general and administrative    E         20,922    19,588   15,327
                                                 96,671    91,862   71,074
Operating income                                 31,712    31,805   15,687

Joint venture income                   F          1,480     1,392      799
Interest income                                   1,282       621      123
Other                                               (32)     (104)    (170)
Income before taxes                              34,442    33,714   16,439
Income taxes                           A&D      (12,485)  (12,729)  (5,836)
Net income                                     $ 21,957  $ 20,985  $10,603
Net income per common share            A&E     $   2.20  $   2.10  $  1.08
Average shares and equivalents         A&E        9,989    10,007    9,849

The accompanying notes are an integral part of these financial statements.

                         HELIX TECHNOLOGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Capital
                                 Par  in Excess Translation Retained
(in thousands)                  Value   of Par  Adjustment  Earnings  Total

Balance, December 31, 1993       $9,531  $ 1,364  $  488  $ 13,665  $ 25,048

Shares issued for stock options     147      666       -         -       813
Income tax benefit from
  exercise of stock options           -      203       -         -       203
Shares tendered for exercise of
  stock options                     (10)     (76)      -         -       (86)
Currency translation adjustment       -        -     555         -       555
Net income - 1994                     -        -       -    10,603    10,603
Cash dividends ($.29 per share)       -        -       -    (2,791)   (2,791)
Balance, December 31, 1994        9,668    2,157   1,043    21,477    34,345

Shares issued for stock options     185    2,708       -         -     2,893
Income tax benefit from
  exercise of stock options           -    1,273       -         -     1,273
Shares tendered for exercise of
  stock options                     (76)  (2,479)      -         -    (2,555)
Currency translation adjustment       -        -     264         -       264
Net income - 1995                     -        -       -    20,985    20,985
Cash dividends ($.58 per share)       -        -       -    (5,652)   (5,652)
Balance, December 31, 1995        9,777    3,659   1,307    36,810    51,553

Shares issued for stock options     210    1,626       -         -     1,836
Income tax benefit from
  exercise of stock options           -    1,739       -         -     1,739
Shares tendered for exercise of
  stock options                     (84)  (2,927)      -         -    (3,011)
Retirement of treasury stock        (40)    (935)      -         -      (975)
Currency translation adjustment       -        -    (474)        -      (474)
Net income - 1996                     -        -       -    21,957    21,957
Cash dividends ($1.30 per share)      -        -       -   (12,787)  (12,787)
Balance, December 31, 1996       $9,863  $ 3,162  $  833  $ 45,980  $ 59,838


The accompanying notes are an integral part of these financial statements.

                      HELIX TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the years ended December 31,
(in thousands)                                     1996     1995      1994

Cash flows from operating activities:
 Net income                                      $ 21,957  $20,985   $10,603
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                    3,235    2,562     2,049
   Decrease in noncurrent deferred income taxes      (388)    (174)       (9)
   Undistributed earnings of joint venture, other    (962)    (418)     (120)
   Increase in accrual for performance-based
    executive compensation                            750    1,938     1,827
   Net change in other operating assets
    and liabilities(1)                              2,092     (665)   (3,486)
 Net cash provided by operating activities         26,684   24,228    10,864
Cash flows from investing activities:
 Capital expenditures                              (3,291)  (3,051)   (2,237)
 Net cash used by investing activities             (3,291)  (3,051)   (2,237)
Cash flows from financing activities:
 Decrease in capital lease obligations                  -      (36)      (42)
 Shares tendered for exercise of stock options     (3,011)  (2,555)      (86)
 Net cash provided by employee stock plans          1,061      713       665
 Purchase of treasury stock                          (975)       -         -
 Cash dividends paid                              (12,787)  (5,652)   (2,791)
 Net cash used by financing activities            (15,712)  (7,530)   (2,254)
Increase in cash and cash equivalents               7,681   13,647     6,373
Cash and cash equivalents, January 1               21,697    8,050     1,677
Cash and cash equivalents, December 31           $ 29,378  $21,697   $ 8,050
(1)  Change in other operating assets
      and liabilities:
      (Increase)/decrease in accounts receivable $  6,449  $(5,755)  $(3,131)
      (Increase)/decrease in inventories             (248)  (2,566)   (1,359)
      (Increase)/decrease in other current
       assets                                        (661)    (549)     (998)
      Increase/(decrease) in accounts payable      (1,778)   1,662     1,473
      Increase/(decrease) in other accrued
       expenses                                    (1,670)   6,543       529
     Net change in other operating assets and
      liabilities                                $  2,092  $  (665)  $(3,486)

Income taxes paid                                $ 15,288  $ 8,217   $ 6,930

Supplemental disclosure of non-cash activity:

In 1996 and 1995, $775,000 and $2,180,000, respectively, was reclassed from accrued executive compensation to equity in connection with issuance of stock options.



The accompanying notes are an integral part of these financial statements.

                      HELIX TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' consolidated statements of operations to conform with the current presentation.

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

Cash Equivalents

Short-term investments with original maturities or put features of three months or less from the date of purchase are classified as cash equivalents. Cash and cash equivalents include demand deposits, overnight repurchase agreements fully collateralized by U.S. Government backed securities, and U.S. Government backed variable rate demand notes.

Inventories

(in thousands)                                 1996           1995

Finished goods                               $ 3,854        $ 3,870
Work in process                                7,655          7,340
Materials and parts                              861            912
Net inventories                              $12,370        $12,122

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                    HELIX TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies  (continued)

Property, Plant and Equipment

(in thousands)                            1996       1995

Building - capital lease                 $     -    $ 1,847
Machinery and equipment                   21,488     19,497
Leasehold improvements                     2,731      4,043
Total                                    $24,219    $25,387

Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Estimated useful lives of machinery and equipment range from 3 to 10 years.

Maintenance and repairs are charged to expense as incurred, and betterments are capitalized.

Revenue Recognition

The Company records revenue on its standard products when units are shipped and on services when rendered.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes based on provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes result from temporary differences in the recognition of revenues and expenses between financial statements and tax returns. Tax credits are recognized when realized for tax purposes using the "flow-through" method of accounting. The Company has not provided for federal income taxes applicable to undistributed earnings of its foreign subsidiaries since these earnings are indefinitely reinvested.

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

                       HELIX TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Significant Accounting Policies  (continued)

Stock Buyback

In April 1996, the Board of Directors approved a management plan to repurchase shares of common stock. A total of 40,000 shares were repurchased in July 1996 under this plan at a cost of $975,000. In December 1996, the Board of Directors voted to rescind the stock repurchase plan.

B.  Bank Credit Arrangements

The Company's informal lines of credit amounted to $12,000,000 on December 31, 1996 and 1995. There were no borrowings for the years ended December 31, 1996 and 1995.

C.  Lease Obligations and Commitments

The Company leases its facilities and certain equipment under long-term operating leases. The Company has a noncancelable operating lease for its corporate headquarters and manufacturing operations, which expires
December 31, 2006. The lease includes scheduled base rent increases through the term of the lease and renewal options up to fifteen additional years.

Future minimum lease payments under the noncancelable operating leases are:

(thousands)                        Operating Leases

1997                                    $ 2,937
1998                                      2,758
1999                                      2,501
2000                                      1,988
2001                                      1,926
Later Years                              11,413
Total                                   $23,523

Total rental expense under operating leases was $3,018,138 in 1996, $3,028,445 in 1995, and $3,030,000 in 1994.

The Company enters into short-term foreign currency forward contracts with its primary banks to minimize the effect of fluctuations on its foreign currency denominated transactions, principally intercompany trade receivables, with its wholly owned European subsidiaries. Net realized and unrealized gains and losses on these transactions are not material and are recorded in the statements of operations. The Company's outstanding foreign currency forward contracts at December 31, 1996 and 1995, were $477,000 and $3,329,000, respectively.

                     HELIX TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.  Income Taxes

The provisions for income taxes are as follows:

(in thousands)                      1996        1995       1994

Current tax expense:
Federal                           $10,593     $ 9,816    $ 5,197
State                               2,369       2,443      1,340
Foreign                               285       1,223        555
Total current                      13,247      13,482      7,092
Deferred tax expense:
Federal                              (624)       (710)      (942)
State                                (138)        (43)      (314)
Total deferred                       (762)       (753)    (1,256)
Total provision for taxes         $12,485     $12,729    $ 5,836

Significant components of deferred income taxes are as follows:

                                                     December 31,
(in thousands)                                    1996         1995

Gross deferred assets:
Inventory valuation                              $1,181       $1,009
Compensation                                      1,994        1,870
Leases                                              300          256
Other                                               159          159
Total gross deferred assets                      $3,634       $3,294
Gross deferred liabilities:
Depreciation                                     $ (220)      $ (643)
Total gross deferred liabilities                 $ (220)      $ (643)
Net deferred assets                              $3,414       $2,651

Deferred income taxes on undistributed earnings of the foreign subsidiaries are not material. The Company does not believe that a valuation allowance is required for the net deferred tax assets.

Domestic income before income taxes was approximately $33,870,000, $31,065,000 and $14,950,000 in 1996, 1995 and 1994, respectively. Foreign income before income taxes for the same years was approximately $572,000, $2,649,000, and $1,489,000, respectively.

                         HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.  Income Taxes  (continued)

The following table reconciles income tax based on the federal statutory rate to the income tax provision in the statements of operations:

(in thousands)                                   1996      1995      1994

Federal tax computed at statutory rate of 35%   $12,055   $11,800   $5,754
State income taxes, net of federal tax benefit    1,450     1,545      557
Foreign sales corporation tax benefit              (923)     (704)    (102)
Earnings not subject to U.S. income taxes          (333)     (287)    (140)
R&D tax credit                                     (150)     (100)    (291)
Other                                               386       475       58
Income tax provision                            $12,485   $12,729   $5,836
Effective tax rate                                36.25%    37.75%   35.50%

E.   Capital Stock

Options for the purchase of shares of the Company's common stock have been granted to officers, directors and key employees under various incentive and nonqualified stock option agreements. The terms of these agreements provide that the options are exercisable over a number of years from the date of grant at not less than the fair market value at the date of grant.

Options expire at various dates through the year 2006. At December 31, 1996 and 1995, respectively, 762,500 and 537,776 shares of common stock were reserved for stock options. At December 31, 1996 and 1995, respectively, 47,125 and 185,200 nonqualified and incentive stock options were exercisable. In 1989, the Company entered into an agreement with its President under which options to purchase up to 400,000 shares of the Company's common stock were granted, at a price of $3.375 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. Based on 1996 performance, options for the purchase of 40,000 shares will become exercisable on March 1, 1997. Based on 1995 and 1994 performance, options for the purchase of 40,000 shares became exercisable on March 1, 1996, and March 1, 1995, respectively. In addition, based on cumulative performance for the five-year period ending December 31, 1994, 120,000 shares also became exercisable on March 1, 1995. In connection with this agreement, compensation expense of $750,000, $1,938,000 and $1,827,000 was charged to "Selling, general and administrative expenses" in 1996, 1995 and 1994, respectively.

                      HELIX TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.  Capital Stock (continued)



                                         Number of     Weighted Average
Options Outstanding                    Common Shares    Exercise Price

December 31, 1993                         697,200          $ 4.17

Options granted                            83,000          $ 8.83
Options lapsed                            (18,000)         $12.06
Options exercised                        (146,650)         $ 4.53
December 31, 1994                         615,550          $ 4.49

Options granted                            17,500          $21.52
Options exercised                        (185,350)         $ 3.84
December 31, 1995                         447,700          $ 5.42

Options granted                            70,000          $32.79
Options exercised                        (210,200)         $ 5.05
December 31, 1996                         307,500          $11.90

The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
(SFAS 123) as of December 31, 1996. If the accounting provisions of SFAS 123 had been adopted as of the beginning of 1995, the effect on 1995 and 1996 net income would not have been material.

The weighted average fair value of options granted during 1996 and 1995 was $12.31 and $8.90, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 4.2%; expected stock price volatility of 50%; risk-free interest rate of 6.3% and expected holding periods of 6.6 years.

The following table summarizes information concerning currently outstanding and exercisable options:

                       Options Outstanding          Options Exercisable
               ----------------------------------  ---------------------
                              Weighted
                              Average    Weighted               Weighted
   Range of      Number      Remaining   Average     Number     Average
   Exercise    Outstanding  Contractual  Exercise  Exercisable  Exercise
    Prices     at 12/31/96     Life        Price   at 12/31/96    Price

$ 3.38 - $ 5.72   175,000    3.2 years    $ 3.58      15,000     $ 5.72
$ 7.69 - $16.75    55,000    7.3 years    $ 9.63      30,250     $ 8.76
$27.88 - $36.88    77,500    7.4 years    $32.32       1,875     $27.88

                      HELIX TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.  Other Assets

The Company has a 50/50 joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

Condensed results of operations for the joint venture for the three years ended September 30, 1996, are as follows:

(in thousands)                            1996        1995         1994

Net sales                                $25,751     $27,845     $18,697
Gross profit                             $ 7,415     $ 7,894     $ 3,946
Net income/(loss)                        $ 1,901     $ 1,642     $   370
Fee income, including royalty income
 and equity income                       $ 1,480     $ 1,392     $   799


Condensed balance sheet information as of September 30, is as follows:


(in thousands)                                     1996      1995

Current assets                                   $18,399    $18,390
Noncurrent assets                                  3,565      5,010
Total assets                                     $21,964    $23,400
Current liabilities                              $ 8,654    $10,200
Long-term liabilities                                902      1,300
Stockholders' equity                              12,408     11,900
Total liabilities and stockholders' equity       $21,964    $23,400

The Company's net investment in the joint venture of approximately $5,792,000 and $5,302,000 at December 31, 1996 and 1995, respectively, is included in "Other assets." The Company's net investment at December 31, 1996 and 1995, reflects a cumulative translation adjustment of $766,000 and $1,202,000, respectively (net of income taxes of $412,000 and $648,000, respectively). This currency translation adjustment, which is also shown as a separate component of the stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

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

                                                Corporate
                                                Expenses
                          United               and Assets/
(in thousands)            States      Europe   Eliminations  Consolidated

1996
Revenues                 $123,893     $13,093     $(8,603)     $128,383
Operating income           35,249         561      (4,098)       31,712
Identifiable assets        37,018       7,183      27,558        71,759

1995
Revenues                 $117,407     $14,400     $(8,140)     $123,667
Operating income           34,362       2,806      (5,363)       31,805
Identifiable assets        39,588       9,209      20,277        69,074

1994
Revenues                 $ 82,012     $10,582     $(5,833)     $ 86,761
Operating income           18,413       1,636      (4,362)       15,687
Identifiable assets        32,036       6,288       7,062        45,386

Corporate expenses consist of certain general and administrative expenses not allocable to operations. Corporate assets consist of cash and cash equivalents. Intercompany transactions are at prices which are comparable to unrelated party sales.

Export Sales and Significant Customers

The Company's export sales, principally to customers in the Far East, were $9,684,000 in 1996, $8,330,000 in 1995 and $8,888,000 in 1994.

In 1996, the Company's two largest customers represented 28% and 10% of sales. In 1995, the Company's two largest customers represented 30% and 12% of sales. In 1994, the Company's largest customer represented 23%.

                     HELIX TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  Employee Benefit Plans

The Company's retirement and savings plans cover substantially all of the Company's employees who have one year of service. A noncontributory defined benefit pension plan and a defined contribution plan function together as the Company's retirement program. In 1994, the Company discontinued future contributions to the Company's Defined Contribution Plan.

The Company's funding policy is to contribute not less than the minimum required amount in accordance with the Internal Revenue Code and ERISA.
The following table sets forth the funded status of the defined benefit pension plan at December 31, 1996 and 1995, in accordance with SFAS No. 87.

(in thousands)                                            1996      1995

Accumulated benefit obligation, including nonvested
 benefit obligations of $85 and $28 in 1996 and 1995,
 respectively                                           $(3,346)   $(3,406)
Projected benefit obligation                             (5,964)    (6,277)
Plan assets at fair value                                 7,553      6,811
Plan assets in excess of projected benefit obligations    1,589        534
Unrecognized net transition asset                          (262)      (301)
Unrecognized prior service cost                              60         68
Unrecognized net gain                                    (3,196)    (1,401)
Accrued pension cost recognized on the
 consolidated balance sheets                            $(1,809)   $(1,100)

The Company's net pension cost included the following components:

(in thousands)                              1996      1995     1994

Service cost                               $   840   $   664    $ 691
Interest cost                                  443       470      391
Actual return on plan assets                (1,024)   (1,396)     (11)
Net amortization and deferral                  450       882     (492)
Net pension cost of defined benefit plan   $   709   $   620    $ 579

                      HELIX TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  Employee Benefit Plans  (continued)

Key assumptions used in computing year end obligations for the defined benefit plan were:

                                            1996    1995    1994

Discount rate for obligations               7.5%    7.0%    7.75%
Rate of compensation increase               5.5%    5.0%     5.5%
Long-term rate of return on assets          9.0%    9.0%     9.0%

Defined benefit plan assets include marketable equity securities, corporate and government debt securities and cash.

The Company has an Employee Savings Plan, qualified under Section 401(k), that is designed to supplement income to be received from the Company's retirement program. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. The matching contributions expense, net of forfeitures, was $421,000 in 1996, $383,000 in 1995 and $333,000 in 1994.

In 1992, the Company adopted a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded tax-qualified retirement plans. The Company recorded additional retirement costs of $140,000 in 1996, $130,000 in 1995 and $119,000 in 1994
in connection with this Plan.

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








                                    COOPERS & LYBRAND L.L.P.
                                    (Signature)



Boston, Massachusetts
February 7, 1997

                       HELIX TECHNOLOGY CORPORATION

                             QUARTERLY RESULTS
                                 (UNAUDITED)


                                      First     Second    Third   Fourth
(in thousands except per share data)  Quarter   Quarter  Quarter  Quarter

1996
Net sales                             $40,206   $39,351  $25,122  $23,704
Gross profit                           18,967    18,771   11,653   10,911
Operating income                       11,251    11,259    4,971    4,231
Net income                              7,390     7,525    3,875    3,167
Primary net income per share          $   .74   $   .75  $   .39  $   .32

1995
Net Sales                             $27,154   $29,030  $32,253  $35,230
Gross profit                           12,084    12,910   14,508   16,425
Operating income                        6,284     7,448    8,428    9,645
Net income                              4,336     4,983    5,502    6,164
Primary net income per share          $   .43   $   .50  $   .55  $   .62

                                    HELIX TECHNOLOGY CORPORATION

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     For the Years Ended December 31, 1996, 1995 and 1994

                                           (in thousands)

            Column A              Column B                Column C                Column D     Column E

                                                          Additions
                                             ----------------------------------
                                  Balance at                                                   Balance at
                                  Beginning      Charged to       Charged to      Deductions     End of
          Description             of Period  Costs and Expenses  Other Accounts  From Reserves   Period

Year ended December 31, 1996
 Allowance for doubtful accounts    $150          $    -             $  -          $    2         $148
 Warranty                           $270          $1,279             $  -          $1,281         $268


Year ended December 31, 1995
 Allowance for doubtful accounts    $157          $    -             $  -          $    7         $150
 Warranty                           $264          $  989             $  -          $  983         $270


Year ended December 31, 1994
 Allowance for doubtful accounts    $ 43          $  131             $  -          $   17         $157
 Warranty                           $161          $  739             $  -          $  636         $264