Form 10-Q
period 1997-03-28
HELIX TECHNOLOGY CORP
filed 1997-04-17
CIK 46709

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                        ___________________________

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the Quarter Ended March 28, 1997.

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

        Class of Common Stock         Outstanding at March 28, 1997

           $1.00 par value                  9,879,443 Shares

                         HELIX TECHNOLOGY CORPORATION

                                   Form 10-Q

                                     INDEX




                                                                       Page

Part I.   FINANCIAL INFORMATION

          Item 1.      Financial Statements                            3-7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations   8-9


Part II.  OTHER INFORMATION

          Item 4 (a).  Date of Annual Meeting of Stockholders           10

          Item 6 (a).  Exhibits                                         10

          Item 6 (b).  Reports on Form 8-K                              10


Signature                                                               11

                        HELIX TECHNOLOGY CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                 Mar. 28, 1997  Dec. 31, 1996
  (in thousands)                                   (unaudited)    (audited)

ASSETS
Current:
Cash and cash equivalents                             $ 29,752    $ 29,378
Receivables - net of allowances                         15,077      11,525
Inventories (Note 4)                                    11,588      12,370
Deferred income taxes (Note 3)                           3,414       3,414
Other current assets                                     1,087         842
Total Current Assets                                    60,918      57,529
Property, plant and equipment at cost                   24,632      24,219
  Less: accumulated depreciation                       (16,476)    (15,837)
Net property, plant and equipment                        8,156       8,382
Other assets                                             5,865       5,848
TOTAL ASSETS                                          $ 74,939    $ 71,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                      $  5,440    $  4,780
Payroll and compensation                                 2,158       3,438
Retirement costs                                         2,417       2,212
Income taxes                                             2,873       1,049
Other accrued liabilities                                  491         442
Total Current Liabilities                               13,379      11,921
Commitments                                                  -           -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none             -           -
Common stock, $1 par value; authorized 30,000,000
  shares; issued and outstanding:  9,886,090 in
  1997 and 9,862,590 in 1996                             9,886       9,863
Capital in excess of par value                           4,657       3,162
Treasury stock (6,647 shares)                             (232)          -
Currency translation adjustment                            568         833
Retained earnings                                       46,681      45,980
Total Stockholders' Equity                              61,560      59,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 74,939    $ 71,759

The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

       CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                 (unaudited)



                                                 For the 13 weeks ended
(in thousands except per share data)          Mar. 28, 1997  Mar. 29, 1996

Net Sales                                         $29,022       $40,206

Costs and expenses:
  Cost of sales                                    15,559        21,239
  Research and development                          1,875         1,627
  Selling, general and administrative               5,745         6,089
                                                   23,179        28,955
Operating income                                    5,843        11,251

Joint venture income                                  314           401
Interest income                                       349           279
Other                                                  (9)          (59)
Income before taxes                                 6,497        11,872
Income taxes (Note 3)                              (2,339)       (4,482)
Net income                                        $ 4,158       $ 7,390
Net income per common share                       $  0.42       $  0.74
Average shares and equivalents                      9,961        10,008


The accompanying notes are an integral part of these financial statements.

                           HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                  For the 13 weeks ended
(in thousands)                                 Mar. 28, 1997  Mar. 29, 1996
Cash flows from operating activities:
  Net income                                       $ 4,158        $ 7,390
  Adjustments to reconcile net income to net
    cash provided (used) by operating
    activities:
  Depreciation                                         639          1,032
  Undistributed earnings of joint venture,
    other                                             (282)          (263)
  Net change in operating assets and
    liabilities (A)                                   (317)        (1,925)
Net cash provided by operating activities            4,198          6,234

Cash flows from investing activities:
  Capital expenditures                                (413)          (554)
Net cash used by investing activities                 (413)          (554)

Cash flows from financing activities:
  Shares tendered for exercise of stock
    options                                           (232)             -
  Net cash provided by employee stock plans            278            108
  Cash dividends paid                               (3,457)        (2,449)
Net cash used by financing activities               (3,411)        (2,341)

Increase in cash and cash equivalents                  374          3,339
Cash and cash equivalents, at the beginning
  of the period                                     29,378         21,697
Cash and cash equivalents, at the end
  of the period                                    $29,752        $25,036

(A)Change in operating assets and liabilities:
   (Increase)/decrease in accounts receivable      $(3,552)       $(1,984)
   (Increase)/decrease in inventories                  782           (622)
   (Increase)/decrease in other current assets        (245)           (93)
   Increase/(decrease) in accounts payable             660          1,157
   Increase/(decrease) in other accrued expenses     2,038           (383)
   Net change in operating assets and
     liabilities                                   $  (317)       $(1,925)


The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended March 28, 1997, and March 29, 1996, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 28, 1997, and December 31, 1996, and the results of operations and cash flows for the periods ended March 28, 1997, and March 29, 1996.

The results of operations for the three-month period ended March 28, 1997, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 28, 1997, and March 29, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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

                          HELIX TECHNOLOGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $2,339,000 and $4,482,000 for the three-month periods ended March 28, 1997, and March 29, 1996, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales
Corporation (FSC) is permanently exempt from federal income tax;
accordingly, the income tax provisions for the three-month periods ended March 28, 1997, and March 29, 1996, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the three-month periods ended March 28, 1997, and March 29, 1996, was 36.0% and 37.75%, respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and leases, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                         Mar. 28, 1997       Dec. 31, 1996
Finished goods                            $ 3,821             $ 3,854
Work in process                             6,981               7,655
Materials and parts                           786                 861
Net inventories                           $11,588             $12,370

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                        HELIX TECHNOLOGY CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the first quarter of 1997 were $29.0 million compared with $40.2 million for the first quarter of 1996, a decrease of 27.8%. This decline in quarterly revenues is a result of a slowdown in the global market for semiconductor capital equipment which began during the second half of 1996. The most recent quarter revenues show a marked improvement from the fourth quarter of 1996, and sequential quarterly sales were up $5.3 million or 22.4%.

Gross profit percentage for the quarter was 46.4% compared with 47.2% a year ago and 46.0% for the preceding quarter. The company's flexible manufacturing strategies have resulted in continued strong gross profit performance.

Research and development expenditures increased $.2 million compared with the same period last year. Total Selling, general and administrative expense decreased by $.3 million primarily due to decreases in variable selling costs.

Operating income in the first quarter decreased $5.4 million compared with the first quarter of 1996 due to lower revenue levels.

The Company's provision for income taxes was $2.3 million and $4.5 million for the first quarter of 1997 and 1996, respectively. The effective tax rate for the three-month periods ended March 28, 1997, and March 29, 1996, was 36.0% and 37.75%, respectively. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes.


Liquidity and Capital Resources

Cash provided by operating activities for the first quarter of 1997 was $4.2 million compared with $6.2 million for the comparable period last year.

The Company's informal bank lines of credit amount to $12.0 million. There were no borrowings under these agreements at the end of the first quarter of 1997.

Cash dividends paid to stockholders during the first quarter of 1997 were $3.5 million or $.35 per common share compared with $2.4 million or $.25 per common share for the first quarter of 1996.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to meet its anticipated requirements.

                        HELIX TECHNOLOGY CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)


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

Forward-Looking Statements

This 10Q, other SEC filings, and pronouncements and press releases made from time to time by the Company through its senior management may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated by such statements depending upon a variety of factors, some of which are itemized in the "Business Risks and Uncertainties" section above. The Company undertakes no responsibility to update any forward-looking statements which may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

                       HELIX TECHNOLOGY CORPORATION

                        PART II.  OTHER INFORMATION


Item 4(a).  Date of Annual Meeting of Stockholders

            The Company's Annual Meeting of Stockholders will be held on April 30, 1997.

Item 6(a).  Exhibits

            4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            27  Financial Data Schedule (EDGAR version only)

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended March 28, 1997.

                        HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      HELIX TECHNOLOGY CORPORATION
                                      (Registrant)





April 17, 1997                   By:  Robert J. Lepofsky
Date                                  (Signature)
                                      President and Chief Executive Officer