Form 10-Q
period 1997-06-27
HELIX TECHNOLOGY CORP
filed 1997-07-28
CIK 46709

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                         ___________________________

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarter Ended June 27, 1997.

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

     Class of Common Stock         Outstanding at June 27, 1997

        $1.00 par value                   9,883,803 Shares

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX




                                                                       Page

Part I.   FINANCIAL INFORMATION

          Item 1.      Financial Statements                             3-7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    8-9


Part II.  OTHER INFORMATION

          Item 4.      Submission of Matters to a Vote of
                       Security Holders                                  10

          Item 6 (a).  Exhibits                                          11

          Item 6 (b).  Reports on Form 8-K                               11


Signature                                                                12

                          HELIX TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                June 27, 1997  Dec. 31, 1996
(in thousands)                                   (unaudited)      (audited)
ASSETS
Current:
Cash and cash equivalents                          $ 29,844       $ 29,378
Receivables - net of allowances                      17,155         11,525
Inventories (Note 4)                                 10,506         12,370
Deferred income taxes (Note 3)                        3,414          3,414
Other current assets                                    992            842
Total Current Assets                                 61,911         57,529
Property, plant and equipment at cost                24,291         24,219
Less:  accumulated depreciation                     (15,839)       (15,837)
Net property, plant and equipment                     8,452          8,382
Other assets                                          6,020          5,848
TOTAL ASSETS                                       $ 76,383       $ 71,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                   $  5,915       $  4,780
Payroll and compensation                              2,979          3,438
Retirement costs                                      2,630          2,212
Income taxes                                          1,617          1,049
Other accrued liabilities                               402            442
Total Current Liabilities                            13,543         11,921
Commitments                                               -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none          -              -
Common stock, $1 par value; authorized 30,000,000
  shares; issued and outstanding:  9,893,203 in
  1997 and 9,862,590 in 1996                          9,893          9,863
Capital in excess of par value                        4,704          3,162
Treasury stock (9,400 shares)                          (340)             -
Currency translation adjustment                         240            833
Retained earnings                                    48,343         45,980
Total Stockholders' Equity                           62,840         59,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 76,383       $ 71,759

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

         CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

For the three and six-month periods ended June 27, 1997 and June 28, 1996

                                  (unaudited)

                      (in thousands except per share data)

                                    June 27, 1997         June 28, 1996
                                    Three     Six         Three     Six
                                    Months   Months       Months   Months

Net Sales                          $32,931   $61,953     $39,351   $79,557

Costs and expenses:
  Cost of sales                     17,501    33,060      20,580    41,819
  Research and development           2,347     4,222       1,971     3,598
  Selling, general and
    administrative                   6,034    11,779       5,541    11,630
                                    25,882    49,061      28,092    57,047
Operating income                     7,049    12,892      11,259    22,510

Joint venture income                   601       915         351       752
Interest income                        373       718         309       588
Other                                  (22)      (27)          7       (52)
Income before taxes                  8,001    14,498      11,926    23,798
Income taxes (Note 3)               (2,880)   (5,219)     (4,401)   (8,883)
Net income                         $ 5,121   $ 9,279     $ 7,525   $14,915
Net income per common share        $  0.51   $  0.93     $  0.75   $  1.49
Average shares and equivalents       9,974     9,968      10,021    10,014

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                    For the six months ended
(in thousands)                                    June 27, 1997  June 28, 1996
Cash flows from operating activities:
 Net income                                             $ 9,279      $14,915
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation                                             1,525        1,748
 Undistributed earnings of joint venture, other            (765)        (540)
 Net change in operating assets and liabilities (A)      (1,055)      (2,477)
Net cash provided by operating activities                 8,984       13,646
Cash flows from investing activities:
 Capital expenditures                                    (1,595)      (1,393)
Net cash used by investing activities                    (1,595)      (1,393)
Cash flows from financing activities:
 Shares tendered for exercise of stock options             (311)      (1,977)
 Net cash provided by employee stock plans                  303          809
 Cash dividends paid                                     (6,915)      (5,878)
Net cash used by financing activities                    (6,923)      (7,046)
Increase in cash and cash equivalents                       466        5,207
Cash and cash equivalents, at the beginning of
 the period                                              29,378       21,697
Cash and cash equivalents, at the end of
 the period                                             $29,844      $26,904
(A)  Change in operating assets and liabilities:
 (Increase)/decrease in accounts receivable             $(5,630)     $  (467)
 (Increase)/decrease in inventories                       1,864          597
 (Increase)/decrease in other current assets               (150)        (150)
 Increase/(decrease) in accounts payable                  1,135         (401)
 Increase/(decrease) in other accrued expenses            1,726       (2,056)
Net change in operating assets and liabilities          $(1,055)     $(2,477)


The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended June 27, 1997, and June 28, 1996, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 27, 1997, and December 31, 1996, and the results of operations and cash flows for the periods ended June 27, 1997, and June 28, 1996.

The results of operations for the six-month period ended June 27, 1997, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the six-month periods ended June 27, 1997, and June 28, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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

                          HELIX TECHNOLOGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $5,219,000 and $8,883,000 for the six-month periods ended June 27, 1997, and June 28, 1996, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the six-month periods ended June 27, 1997, and June 28, 1996, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the six-month periods ended June 27, 1997, and June 28, 1996, was 36.0% and 37.33%, respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and leases, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                              June 27, 1997    Dec. 31, 1996
Finished goods                                  $ 3,499          $ 3,854
Work in process                                   6,714            7,655
Materials and parts                                 293              861
Net inventories                                 $10,506          $12,370

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the quarter were $32.9 million compared with $39.4 million a year ago, a decrease of 16%. Revenues for the six-month period were $62.0 million compared with $79.6 million in the first half of 1996, a decrease of 22%. This decline in revenues is a result of a slowdown in the global market for semiconductor capital equipment which began during the second half of 1996. Revenues for the second quarter were up $3.9 million or 13% when compared to the first quarter of 1997.

Gross profit percentage for the quarter was 46.9% compared with 47.7% a year ago and 46.4% for the preceding quarter. Gross profit percentage for the first half of 1997 was 46.6% versus 47.4% for the first half of 1996. The Company's flexible manufacturing strategies and on-going cost reduction initiatives have resulted in continued strong gross profit performance, despite the year to year reduction in sales.

Research and development expenditures increased $.6 million in the first half of 1997 compared with the same period last year as the Company continues to introduce new products. Total Selling, general and administrative expense increased by $.1 million in the first half of 1997 versus the first half of 1996.

Operating income decreased $4.2 million compared with the second quarter of 1996. Operating income for the first six months of 1997 decreased by $9.6 million compared with the same period a year ago. The decrease in operating income was due to lower revenue levels.

The Company's provision for income taxes was $5.2 million and $8.9 million for the first half of 1997 and 1996, respectively. The effective tax rate for the first half of 1997 was 36.0% versus 37.33% for the first half of 1996. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes.


Liquidity and Capital Resources

Cash provided by operating activities for the first half of 1997 was $9.0 million compared with $13.6 million for the comparable period last year.

The Company's informal bank lines of credit amount to $12.0 million. There were no borrowings under these agreements during 1997 or 1996.

Cash dividends paid to stockholders during the first half of 1997 were $6.9 million compared with $5.9 million for the first half of 1996.

                          HELIX TECHNOLOGY CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions is not material.

The Company believes anticipated cash flow from operations will be adequate to meet its anticipated requirements.


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


Forward-Looking Statements

This 10-Q, other SEC filings, and pronouncements and press releases made from time to time by the Company through its senior management may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated by such statements depending upon a variety of factors, some of which are itemized in the "Business Risks and Uncertainties" section above. The Company undertakes no responsibility to update any forward-looking statements which may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.


New Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128). FAS128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computation of the Company.

                          HELIX TECHNOLOGY CORPORATION

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 30, 1997. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

Name                                      Votes For      Votes Withheld

R. Schorr Berman                          9,163,113           25,042
Arthur R. Buckland                        9,144,103           44,052
Frank Gabron                              9,156,888           31,267
Robert J. Lepofsky                        9,162,156           25,999
Marvin G. Schorr                          9,157,648           30,507
Wickham Skinner                           9,157,346           30,809
Mark S. Wrighton                          9,156,554           31,601

No abstentions or broker non-votes were recorded.

Proposal II submitted to a vote of security holders at the meeting was ratification of the appointment of Coopers & Lybrand, L.L.P., as the Company's independent accountants for fiscal year 1997.

            For                Against             Abstain

         9,137,716              30,722             19,717

The proposal was approved.

                          HELIX TECHNOLOGY CORPORATION

                           PART II.  OTHER INFORMATION


Item 6(a).  Exhibits

            4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            27  Financial Data Schedule (EDGAR version only).

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended June 27, 1997.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HELIX TECHNOLOGY CORPORATION
                                                    (Registrant)






Date:  July 28, 1997                  By:  Michael El-Hillow
                                           Senior Vice President and
                                           Chief Financial Officer