Form 10-Q
period 1997-09-26
HELIX TECHNOLOGY CORP
filed 1997-10-24
CIK 46709

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                         ___________________________

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarter Ended September 26, 1997.

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

     Class of Common Stock           Outstanding at September 26, 1997

         $1.00 par value                      9,883,803 Shares

                        HELIX TECHNOLOGY CORPORATION

                                  Form 10-Q

                                    INDEX




                                                                       Page

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements                                 3-7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8-10


Part II.  OTHER INFORMATION

          Item 6 (a).  Exhibits                                          11

          Item 6 (b).  Reports on Form 8-K                               11


Signature                                                                12

                        HELIX TECHNOLOGY CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                                              Sept. 26, 1997  Dec. 31, 1996
(in thousands)                                  (unaudited)     (audited)
ASSETS
Current:
Cash and cash equivalents                         $30,610        $29,378
Receivables - net of allowances                    20,916         11,525
Inventories (Note 4)                               10,610         12,370
Deferred income taxes (Note 3)                      3,414          3,414
Other current assets                                  927            842
Total Current Assets                               66,477         57,529
Property, plant and equipment at cost              25,772         24,219
  Less:  accumulated depreciation                 (16,574)       (15,837)
Net property, plant and equipment                   9,198          8,382
Other assets                                        6,641          5,848
TOTAL ASSETS                                      $82,316        $71,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                  $ 7,374        $ 4,780
Payroll and compensation                            3,832          3,438
Retirement costs                                    2,824          2,212
Income taxes                                        2,257          1,049
Other accrued liabilities                             412            442
Total Current Liabilities                          16,699         11,921
Commitments                                             -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and
  outstanding: none                                     -              -
Common stock, $1 par value; authorized
 30,000,000 shares; issued and
 outstanding:  9,893,203 in 1997 and
 9,862,590 in 1996                                  9,893          9,863
Capital in excess of par value                      4,704          3,162
Treasury stock (9,400 shares)                        (340)             -
Currency translation adjustment                       444            833
Retained earnings                                  50,916         45,980
Total Stockholders' Equity                         65,617         59,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $82,316        $71,759

The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                For the three and nine-month periods ended
                September 26, 1997 and September 27, 1996

                               (unaudited)

                 (in thousands except per share data)

                                    Three Months Ended   Nine Months Ended
                                    Sept. 26  Sept. 27   Sept. 26  Sept. 27
                                       1997      1996      1997      1996

Net Sales                            $35,622   $25,122   $97,575  $104,679

Costs and expenses:
  Cost of sales                       18,870    13,469    51,930    55,288
  Research and development             2,083     2,062     6,305     5,660
  Selling, general and
    administrative                     6,410     4,620    18,189    16,250
                                      27,363    20,151    76,424    77,198
Operating income                       8,259     4,971    21,151    27,481

Joint venture income                     426       469     1,341     1,221
Interest income                          384       333     1,102       921
Other                                    (12)        8       (39)      (44)
Income before taxes                    9,057     5,781    23,555    29,579
Income taxes (Note 3)                 (3,025)   (1,906)   (8,244)  (10,789)
Net income                           $ 6,032   $ 3,875   $15,311  $ 18,790
Net income per common share          $  0.60   $  0.39   $  1.53  $   1.88
Average shares and equivalents        10,013     9,970     9,983     9,980

The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (unaudited)


                                                 For the nine months ended
                                                  Sept. 26        Sept. 27
(in thousands)                                      1997            1996
Cash flows from operating activities:
 Net income                                       $15,311          $18,790
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Depreciation                                       2,328            2,463
 Undistributed earnings of joint venture, other    (1,182)            (878)
 Net change in operating assets and
  liabilities (A)                                  (1,699)           1,241
Net cash provided by operating activities          14,758           21,616
Cash flows from investing activities:
 Capital expenditures                              (3,144)          (2,685)
Net cash used by investing activities              (3,144)          (2,685)
Cash flows from financing activities:
 Shares tendered for exercise of stock options       (311)          (2,065)
 Net cash provided by employee stock plans            303              926
 Purchase of treasury stock                             -             (975)
 Cash dividends paid                              (10,374)          (9,340)
Net cash used by financing activities             (10,382)         (11,454)
Increase in cash and cash equivalents               1,232            7,477
Cash and cash equivalents, at the
 beginning of the period                           29,378           21,697
Cash and cash equivalents, at the
 end of the period                                $30,610          $29,174
(A) Change in operating assets and liabilities:
    (Increase)/decrease in accounts receivable    $(9,391)         $ 5,191
    (Increase)/decrease in inventories              1,760             (771)
    (Increase)/decrease in other current assets       (85)             (67)
    Increase/(decrease) in accounts payable         2,594           (2,186)
    Increase/(decrease) in other accrued
     expenses                                       3,423             (926)
    Net change in operating assets and
     liabilities                                  $(1,699)         $ 1,241


The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended September 26, 1997, and September 27, 1996, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 26, 1997, and December 31, 1996, and the results of operations and cash flows for the periods ended September 26, 1997, and September 27, 1996.

The results of operations for the nine-month period ended September 26, 1997, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the nine-month periods ended September 26, 1997, and September 27, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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

                        HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Income Taxes

The federal, state and foreign income tax provisions of $8,244,000 and $10,789,000 for the nine-month periods ended September 26, 1997, and September 27, 1996, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries.

A certain level of export income of the Company's Foreign Sales Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the nine-month periods ended September 26, 1997, and September 27, 1996, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the nine-month periods ended
September 26, 1997, and September 27, 1996, was 35.0% and 36.48%,
respectively.

The major components of deferred tax assets and liabilities are inventory valuation, compensation and leases, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4

Inventories


(in thousands)                             Sept. 26, 1997  Dec. 31, 1996
Finished goods                                 $ 3,307         $ 3,854
Work in process                                  6,952           7,655
Materials and parts                                351             861
Net inventories                                $10,610         $12,370

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                        HELIX TECHNOLOGY CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the third quarter were $35.6 million, an increase of $10.5 million or 42% compared with the third quarter a year ago. Revenues for the nine-month period were $97.6 million compared with $104.7 million in the first nine months of 1996, a decrease of 7%. Revenues have continued their sequential quarterly improvement during 1997, as the global market for semiconductor capital equipment has strengthened, after a slowdown which began during the second half of 1996.

Gross profit percentage for the quarter was 47.0% compared with 46.4% a year ago. Gross profit percentage for the first nine months of 1997 was 46.8% versus 47.2% for the first nine months of 1996. The Company's flexible manufacturing strategies and on-going cost reduction initiatives have resulted in continued strong gross profit performance, despite the year to year reduction in sales.

Research and development expenditures increased $.6 million in the first nine months of 1997 compared with the same period last year as the Company continues to introduce new products. Total selling, general and administrative expense increased by $1.9 million in the first nine months of 1997 versus the first nine months of 1996, primarily due to increased selling and variable compensation expenses.

Operating income in the third quarter increased $3.3 million compared with the third quarter of 1996 because of higher revenue levels. Operating income for the first nine months of 1997 decreased by $6.3 million compared with the same period a year ago due to lower revenue levels.

The Company's provision for income taxes was $8.2 million and $10.8 million for the first nine months of 1997 and 1996, respectively. The effective tax rate for the first nine months of 1997 was 35.0% versus 36.48% for the first nine months of 1996. The lower tax rate is primarily due to increased tax credits for research and development expenditures. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes.


Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 1997 was $14.8 million compared with $21.6 million for the comparable period last year.

The Company's informal bank lines of credit amount to $12.0 million. There were no borrowings under these agreements during 1997 or 1996.

Cash dividends paid to stockholders during the first nine months of 1997 were $10.4 million compared with $9.3 million for the first half of 1996.

                        HELIX TECHNOLOGY CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)


At the Company's Board of Directors Meeting held on October 16, 1997, the Company's Board of Directors declared a two-for-one common stock split, which will be effected in the form of a 100 percent stock dividend. Stockholders will receive one share of common stock for each share owned. Stock certificates will be distributed on November 13, 1997, to stockholders of record on October 30, 1997.

The Company's Board of Directors also increased the quarterly dividend by 20 percent to $0.42 per share on a present (pre-split) basis. The dividend will be payable on November 13, 1997, to stockholders of record on October 30, 1997.

After adjusting for the stock split, the quarterly dividend will be $0.21 per common share. Total outstanding shares after the stock split will be approximately 19.8 million shares compared with the current outstanding shares of about 9.9 million.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

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


New Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computation of the Company.

In June, 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS 130, which is effective for the Company in 1998, has not been determined.

In June, 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. The impact of adopting SFAS 131, which is effective for the Company in 1998, has not been determined.

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


Item 6(a).  Exhibits

            4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            27  Financial Data Schedule (EDGAR version only).

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended September 26, 1997.

                        HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HELIX TECHNOLOGY CORPORATION
                                                     (Registrant)






Date:  October 24, 1997                    By:  Michael El-Hillow
                                                Senior Vice President,
                                                Chief Financial Officer and
                                                Chief Accounting Officer