Form 10-K
period 1997-12-31
HELIX TECHNOLOGY CORP
filed 1998-03-13
CIK 46709

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the Fiscal Year Ended December 31, 1997      Commission File Number 0-6866

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of February 20, 1998, (computed by reference to the quoted selling prices of such stock in the over-the-counter market), was $423,595,000.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of February 20, 1998 was 19,830,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders to be filed with the SEC in March 1998 are incorporated by reference into Part III, Items 10-12.

HELIX TECHNOLOGY CORPORATION                                  10-K Annual Report
Commission File No. 0-6866                                 For Fiscal Year Ended
                                                               December 31, 1997

                                     PART I

Item 1.    Business

     General - HELIX TECHNOLOGY CORPORATION ("the Company"), a Delaware corporation organized in 1967, is engaged in the development and application of cryogenic and vacuum technology. The Company provides innovative solutions to customer requirements in select markets worldwide.

Through its CTI-CRYOGENICS ("CTI") operations, the Company provides critical vacuum components and subsystems used in a broad range of electronic component manufacturing equipment. The principal customers for CTI's vacuum products are involved in the production of semiconductors, optical and magnetic data storage media and advanced information displays. The Cryo-Torr cryogenic vacuum pump product line combines the expertise of CTI in both cryogenics and vacuum technology. (Cryo-Torr is a registered trademark of Helix Technology Corporation.) CTI's On-Board cryogenic vacuum pumping system incorporates built-in microprocessor capabilities to provide on-line performance monitoring and diagnostics. (On-Board is a registered trademark of Helix Technology Corporation.)

The Company maintains Customer Support Centers strategically located throughout the world to provide replacement parts, overhaul, repair and upgrade services. The Company's unique GUTS rapid response system is designed to assure that users of the Company's products have direct, twenty-four-hour a day access to the resources of the Customer Support Centers. (GUTS is a registered trademark of Helix Technology Corporation.)

The Company encounters competition in both domestic and foreign markets for its products. Competition comes from smaller firms and from larger firms that have greater total resources than the Company. The absence of statistics makes it impossible to state the Company's precise position in its served markets, although the Company believes it enjoys a leadership in the market for cryogenic vacuum pumping systems. Customer service, product quality, performance and price are all factors in selling the Company's products.

The Company's business is, generally, not dependent on the availability of raw materials or components from any single source. Certain components, however, may be available from only one or two qualified sources. The Company's policy is to develop alternative sources for components and, where possible, to avoid using scarce raw material in its products.

The Company holds many U.S. and foreign patents in the field of vacuum and cryogenics that it believes are significant to its operations, which expire at various times during the period ending 2015. No patents, which the Company considers significant, expire during the next five years. Trademarks are considered important to the Company's business. These trademarks are protected by registration in the United States and other countries in which the Company's products are marketed.

                                     PART I

The Company and Ulvac Corporation of Chigasaki, Japan, operate a joint venture, Ulvac Cryogenics, Inc. ("UCI") formed in 1981, which manufactures and sells cryogenic vacuum pumps, principally to Ulvac Corporation. Each company owns 50% of UCI and made initial cash investments of approximately $100,000, with no subsequent cash investments. The joint venture arrangement included a license and technology agreement from the Company and a management and consultation agreement from Ulvac Corporation. The Company and Ulvac Corporation essentially share control of the joint venture.

     Backlog - The backlog of orders believed to be firm was approximately $5.9 million on December 31, 1997, compared to $5.3 million at December 31, 1996. The Company expects to recognize revenues from essentially all of the December 31, 1997 backlog during the 1998 calendar year.

     Research and Development - The Company expended $8,899,000 in 1997 on research and development efforts compared to $7,668,000 and $4,534,000 in 1996 and 1995, respectively. These expenditures reflect development activities relating to product enhancements and new products for commercial applications.

     Employment - Total employment in the Company at the end of 1997 was 453 compared with 423 and 404 at the end of 1996 and 1995, respectively.

     Environmental Affairs - Compliance with federal, state and local provisions relating to environmental quality has not had, and is not expected to have, a material impact upon capital expenditures, earnings or the competitive position of the Company.

     Financial Information about Industry Segments and Major Customers - The Company's one industry segment is cryogenic and vacuum equipment. The Company's largest customer represented 29%, 28% and 30% of sales for 1997, 1996 and 1995, respectively. Information concerning operations in different geographic areas is included in Note G of Notes to Consolidated Financial Statements included elsewhere in this report.

Item 2.    Properties

The Company  leases and occupies  two  buildings  in  Mansfield,  Massachusetts, totaling approximately 218,000 square feet. The lease for its corporate headquarters and manufacturing operations expires December 31, 2006. The lease includes scheduled base rent increases through the term of the lease and renewal options for up to fifteen additional years. The Company also leases space to house remote customer support facilities. A facility of approximately 11,000 square feet is leased in Santa Clara, California, a facility of 12,000 square feet is leased in Austin, Texas, and a facility of 1,300 square feet is leased in Phoenix, Arizona. A total of approximately 16,000 square feet is leased in Europe to house three customer support centers. The Company believes that its facilities are adequate to support its current operations.

                                     PART I

Item 3.    Legal Proceedings

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock is traded on the Over-The-Counter market (NASDAQ symbol HELX). At December 31, 1997, there were 19,830,206 shares of common stock outstanding and approximately 750 common stockholders of record.

Cash Dividend Per Common Share and Price Range of Common Stock

The cash dividend per common share and price range of the Company's common stock by quarter are:

                               First       Second      Third      Fourth
             1997             Quarter      Quarter    Quarter     Quarter
--------------------------------------------------------------------------------
Stock price
   High (1)                  $   18.63   $   21.00   $   33.38  $  31.53
   Low (1)                   $   14.13   $   15.00   $   19.50  $  17.50
Cash dividend per share (1)  $    .175   $    .175   $    .175  $   .210


                               First       Second      Third      Fourth
             1996             Quarter      Quarter    Quarter     Quarter
--------------------------------------------------------------------------------
Stock price
   High (1)                  $   20.63   $   21.44   $   19.63  $  16.63
   Low (1)                   $   12.50   $   13.63   $   11.63  $  12.63
Cash dividend per share (1)  $    .125   $    .175   $    .175  $   .175


(1) Market prices and per share data reflect a two-for-one common stock split effective November 1997. (Note E)

The Board of Directors declared a quarterly cash dividend of $0.21 per common share payable on March 19, 1998, to common stockholders of record at the close of business on March 5, 1998.

                                     PART II

Item 6.    Selected Financial Data

(in thousands except per share data)         1997         1996           1995          1994            1993
---------------------------------------------------------------------------------------------------------------------------

Net sales                                 $131,519      $128,383       $123,667       $86,761       $63,863

Net income                                $ 21,315      $ 21,957       $ 20,985       $10,603       $ 5,021 (2)

Basic net income per share (1)            $   1.08      $   1.12       $   1.08       $   .55       $   .27 (2)

Diluted net income per share (1)          $   1.07      $   1.10       $   1.05       $   .54       $   .27 (2)

Cash dividends per share (1)              $   .735      $    .65       $    .29       $  .145       $   .10

Total assets                              $ 81,666      $ 71,759       $ 69,074       $45,386       $32,662

Capitalized lease obligations             $      -      $      -       $      -       $    36       $    81

Basic shares (1)                            19,768        19,670         19,478        19,146        18,944

Diluted shares (1)                          19,970        19,978         20,010        19,698        19,124

(1) All share and per share data reflect a two-for-one common stock split effective November 1997. (Note E) (2) Includes $108,000 ($0.01 per share) cumulative tax benefit from adoption of SFAS No. 109 in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1997 Compared With 1996

Net sales for 1997 increased to $131.5 million, an increase of $3.1 million or 2% compared with the prior year. The growth in sales resulted primarily from record sales of the Company's cryogenic vacuum products and services used principally by semiconductor manufacturers worldwide. Sales showed sequential quarterly improvement during the first three quarters of 1997 as the global market for semiconductor capital equipment strengthened. Sales decreased in the fourth quarter due to uncertainty in the Asian market.

Total gross profit as a percentage of net sales was 47.4% in 1997 compared with 47.0% in 1996. The increase in gross profit was principally due to efficiencies derived from the Company's flexible manufacturing strategies and ongoing cost reduction initiatives.

Research and development expenses increased to $8.9 million or 6.8% of net sales for fiscal 1997 as compared to $7.7 million or 6.0% of net sales for the prior fiscal period. This increase reflects continued funding by the Company of long-term strategic development programs in response to the increasing demand for new products and product enhancements from the semiconductor industry.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses increased to $24.2 million or 18.4% of net sales for fiscal 1997 as compared to $20.9 million or 16.3% of net sales for the prior fiscal year. This increase is primarily due to increases in salaries and variable compensation expense, and to increased sales and marketing efforts worldwide.

Interest income for 1997 was $1.5 million compared with $1.3 million for 1996, reflecting higher cash and cash equivalent balances during the year.

Royalty and equity income from the Company's joint venture in Japan improved $.3 million over 1996.

The Company's provision for income taxes was $11.2 million and $12.5 million in 1997 and 1996, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate of 34.4% and 36.25% for 1997 and 1996, respectively, is principally due to state and foreign income taxes. The lower tax rate for 1997 is primarily due to increased tax credits for research and development expenditures.

Liquidity and Capital Resources

Net cash provided by operating activities was $23.5 million in 1997. The Company invested $4.5 million, primarily in machinery and equipment during 1997. As of December 31, 1997, there are no anticipated material future capital expenditures. Cash dividends paid to stockholders increased to $14.5 million from $12.8 million for 1996.

At December 31, 1997, the Company had informal bank money market lines of credit of $12 million. There have been no borrowings under these agreements since 1993. Since the agreements are informal and unused, terms would be negotiated as necessary. The Company does not anticipate utilizing these lines of credit in the near term.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

The Company believes anticipated cash flow from operations and funds available under existing credit lines will be adequate to fund operations through 1998 and that it has opportunities to consider further financing options should additional funds be required.

Results of Operations - 1996 Compared With 1995

Net sales for 1996 increased to $128.4 million, an increase of $4.7 million or 4% compared with prior year sales. The growth in sales resulted primarily from record sales of the Company's cryogenic vacuum products and services used principally by semiconductor manufacturers worldwide. Sales in the second half of 1996 were sharply lower than in the first half as a result of the slowdown in the global market for semiconductors and the equipment required to produce these devices.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total gross profit as a percentage of net sales improved 1.8 percentage points during 1996 compared with 1995. The increase in gross margin was principally due to efficiencies derived from the Company's manufacturing competencies. As a result of the Company's flexible manufacturing strategy, gross margins remained strong at the low revenue levels of the second half of 1996.

The Company's investment in research and development increased 69% in 1996 compared with 1995. Incorporation of our On-Board technology in a full range of vacuum components will allow us to offer a broader range of products to our current market. The Company has been developing unique vacuum solutions for customers who are moving to larger wafer sizes and finer geometries in next generation semiconductors. The Company continues to fund long-term strategic development programs despite short-term market conditions.

The  increase in Selling,  general and  administrative  expenses  was  primarily
attributable   to  increases  in  selling  costs  and  was  somewhat  offset  by performance-based management compensation expense.

Interest income for 1996 was $1.3 million compared with $.6 million for 1995, reflecting significantly higher cash and cash equivalent balances during the year.

Royalty and equity income from the Company's joint venture in Japan improved $88,000 over 1995.

The Company's provision for income taxes was $12.5 million and $12.7 million in 1996 and 1995, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate of 36.25% and 37.75%, for 1996 and 1995, respectively, is principally due to state and foreign income taxes. The change in the Company's effective tax rate between 1996 and 1995 is due to increased tax credits for research and development combined with higher foreign tax credits.

Year 2000

Certain of the Company's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Company has been taking actions intended to either correct such systems or replace them with Year 2000 ready systems. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS 130, which is effective for the Company in 1998, has not been determined.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. The impact of adopting SFAS 131, which is effective for the Company in 1998, has not been determined.

Business Risks and Uncertainties

The Company operates in a changing and cyclical business environment that involves a number of risks, some of which are beyond the Company's control. The Company's future results will depend on its continued ability to manage through the cyclical nature of the semiconductor capital equipment industry, the Company's ability to introduce new products to meet its customers' demands for higher productivity and reliability, and the dependence of the Company on key customers and key suppliers.

Forward-Looking Statements

This Annual Report, other SEC filings, and pronouncements and press releases made from time to time by the Company through its senior management may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated by such statements depending upon a variety of factors, some of which are itemized in the "Business Risks and Uncertainties" section above. The Company undertakes no responsibility to update any forward-looking statements that may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

                                     PART II

Item 8.    Financial Statements and Supplementary Data

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       SCHEDULES COVERED BY THE REPORT OF
                             INDEPENDENT ACCOUNTANTS

                                                                         Page(s)

Report of Independent Accountants..........................................17

Consolidated Financial Statements of Helix Technology Corporation

       Consolidated Balance Sheets as of December 31, 1997 and 1996........18

       Consolidated Statements of Operations for the Years Ended
           December 31, 1997, 1996 and 1995................................19

       Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1997, 1996 and 1995............20

       Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1997, 1996 and 1995..........................21

       Notes to Consolidated Financial Statements.......................22-32

Report of Independent Accountants..........................................33

Quarterly Results (Unaudited)..............................................34

Financial Statement Schedules for the Years Ended December 31, 1997,
1996 and 1995

        II.     Valuation and Qualifying Accounts..........................35

Schedules other than those listed above have been omitted since they are either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change accountants or file a Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the twenty-four-month period ended December 31, 1997.

                                    PART III

Item 10.  Directors and Executive Officers of The Registrant

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the current Executive Officers of the Company who are not Directors of the Company.

Mr. Robert Anastasi is 51 and has served the Company as Senior Vice President since July 1997 and Vice President since June 1991.

Mr. Michael El-Hillow is 46 and has served the Company as Senior Vice President and Chief Financial Officer since July 1997 and Vice President and Chief Financial Officer since April 1997. He was Vice President and Chief Financial Officer of A.T. Cross Company from January 1991 until April 1997.

Mr. Christopher Moody is 42 and has served the Company as Senior Vice President since August 1997. He was Vice President of Japan Sales at KLA-Tencor Corporation from April 1996 until August 1997 and Director of Sales for KLA Instruments Wafer Inspection Division from January 1995 until April 1996. He served as National Sales Manager at Eaton Corporation, Semiconductor Equipment Division, from 1993 until January 1995.

     Mr. Richard Paynting is 50 and has served the Company as Senior Vice President since July 1997 and Vice President since August 1996. He was Director of New Products at Bose Corporation from May 1991 until August 1996.

Additional information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the SEC in March 1998, pursuant to Regulation 14A.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the SEC in March 1998, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 Annual Meeting of Stockholders which will be filed with the SEC in March 1998, pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

There were no related party transactions.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                          Page Number(s) or
                                                          Incorporation by
Description                                               Reference to

(a)    Financial Statements, Schedules & Exhibits:

       (1), (2)   The Consolidated Financial Statements   9
                  and required schedules are indexed
                  under Item 8.

       (3)    Exhibits required by Item 601 of SEC
              Regulation S-K. (Exhibit numbers refer to exhibit number on Table I.)

              3.  Articles of Incorporation               Exhibit 3 to the
                  Restated articles of incorporation      Company's Form 10-Q
                  as amended on May 7, 1987, and          for the Quarter Ended
                  May 18, 1988.                           September 30, 1988.

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

       4B.    Description of Preferred Stock              Exhibit 3 to the
                                                          Company's Form
                                                          10-Q for the
                                                          Quarter Ended
                                                          September 30, 1988.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                          Page Number(s) or
                                                          Incorporation by
Description                                               Reference to

       10.    Material Contracts:

              (1)   Basic agreement between the Company   Exhibit 10.13 to
                    and Ulvac Corporation dated           a Registration
                    August 17, 1981.                      Statement on Form
                                                          S-2, Registration
                                                          No. 2-84880.

              (2)   Lease agreement dated July 24, 1984,  Exhibit 10-(14)
                    between WRC Properties, Inc., as      to the Company's
                    Lessor, and the Company as Lessee.    Form 10-K for
                                                          the Year Ended
                                                          December 31, 1984.

              (3)   Lease Agreement dated May 23, 1991,   Exhibit 10-(14) to the
                    between Mansfield Corporate Center    Company's Form 10-K
                    Limited Partnership, as Lessor, and   for the Year Ended
                    the Company as Lessee.                December 31, 1991.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                          Page Number(s) or
                                                          Incorporation by
Description                                               Reference to

              (6)   The Company's informal incentive      Exhibit 10.9 to a
                    bonus plan.                           Registration
                                                          Statement on Form
                                                          S-2, Registration
                                                          No. 2-84880.

              (7)   Employment agreement dated            Exhibit 9-(14) to the
                    December 13, 1989, as amended         Company's Form 10-K
                    and restated on February 13, 1992,    for the Year Ended
                    and re-executed on May 28, 1992,      December 31, 1992.
                    between the Company and
                    Robert J. Lepofsky.

              (8)   The Company's Section 125 Plan.       Exhibit 18 to Form 8,
                                                          Amendment No. 1 to
                                                          1985 Annual Report
                                                          on Form 10-K.

              (9)   The Company's Amended and             Exhibit 10-(11) to the
                    Restated Employee Savings Plan        Company's Form
                    dated December 15, 1994.              10-K for the Year
                                                          Ended December 31,
                                                          1994.



             (10)   The Company's Amended and Restated    Exhibit 10-(12) to the
                    Employees' Pension Plan dated         Company's Form
                    December 15, 1994.                    10-K for the Year
                                                          Ended December 31,
                                                          1994.




             (11)   The Company's Amended and Restated    Exhibit 10-(13) to the
                    Employee Personal Account Plan        Company's Form
                    dated December 15, 1994.              10-K for the Year
                                                          Ended December 31,
                                                          1994.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                          Page Number(s) or
                                                          Incorporation by
Description                                               Reference to

             (12)   The Company's Supplemental            Exhibit 14-(14) to the
                    Key Executive Retirement Plan         Company's Form
                    effective February 13, 1992.          10-K for the Year
                                                          Ended December 31,
                                                          1992.

             (13)   Employment Agreement dated
                    July 18, 1997 between the Company
                    and Robert E. Anastasi.

             (14)   Employment Agreement dated
                    July 18, 1997 between the Company
                    and Michael El-Hillow.

             (15)   Employment Agreement dated
                    August 18, 1997 between the Company
                    and Christopher Moody.

             (16)   Employment Agreement dated
                    July 18, 1997 between the Company
                    and Richard J. Paynting.

       11.    Schedule of Computation of Income per
              Share

       21.    Subsidiaries of the Registrant

       23.    Consent of Independent Accountants

       27.    Financial Data Schedule
              (EDGAR version only)

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 1998.


                                               HELIX TECHNOLOGY CORPORATION
                                                       (Registrant)


                                       /s/ Robert J. Lepofsky
                                       -----------------------------------------
                                           Robert J. Lepofsky
                                           President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 13th day of March, 1998, in the capacities indicated.

              Signatures                                Titles

  (i)    Principal Executive Officer


         /s/ Robert J. Lepofsky
         ---------------------------
             Robert J. Lepofsky            President and Chief Executive Officer





 (ii)    Principal Financial and
         Accounting Officer


         /s/ Michael El-Hillow
         ---------------------------
             Michael El-Hillow             Senior Vice President,
                                           Chief Financial Officer and
                                           Chief Accounting Officer

       (iii)      A Majority of the Board of Directors



                  /s/ Arthur R. Buckland      Director
                  -------------------------
                      Arthur R. Buckland



                  /s/ Matthew O. Diggs, Jr.   Director
                  -------------------------
                      Matthew O. Diggs, Jr.



                  /s/ Frank Gabron            Director
                  -------------------------
                      Frank Gabron



                  /s/ Robert J. Lepofsky      Director
                  -------------------------
                      Robert J. Lepofsky



                  /s/ Marvin G. Schorr        Director and Chairman of the Board
                  -------------------------
                      Marvin G. Schorr



                  /s/ Wickham Skinner         Director
                  -------------------------
                      Wickham Skinner



                  /s/ Mark S. Wrighton        Director
                  -------------------------
                      Mark S. Wrighton

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board Of Directors and Stockholders of Helix Technology Corporation:


         We have audited the accompanying consolidated balance sheets of Helix Technology Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helix Technology Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /s/ Coopers & Lybrand L.L.P.
                                        ----------------------------
                                            Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 6, 1998


                                                  HELIX TECHNOLOGY CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
(in thousands except share data)                                      Notes              1997            1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current:
   Cash and cash equivalents (including repurchase
     agreements of $24,500 in 1997 and $18,500
     in 1996)                                                          A               $ 33,360        $ 29,378
   Receivables - net of allowances of $150 in
     1997 and $148 in 1996                                                               15,371          11,525
   Inventories                                                         A                 11,287          12,370
   Deferred income taxes                                               A&D                4,215           3,414
   Other current assets                                                                   1,096             842
Total Current Assets                                                                     65,329          57,529

Property, plant and equipment at cost                                  A                 27,094          24,219
Less:  accumulated depreciation                                                         (17,370)        (15,837)
Net property, plant and equipment                                                         9,724           8,382
Other assets                                                           A&F                6,613           5,848
TOTAL ASSETS                                                                           $ 81,666        $ 71,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                                                    $  4,695        $  4,780
   Payroll and compensation                                            E                  3,691           3,438
   Retirement costs                                                    H                  2,960           2,212
   Income taxes                                                        A&D                2,931           1,049
   Other accrued liabilities                                                                343             442
Total Current Liabilities                                                                14,620          11,921

Commitments                                                            C                      -               -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
   2,000,000 shares; issued and outstanding: none                                             -               -
Common stock, $1 par value; authorized 30,000,000
   shares; issued and outstanding:  19,830,206 in 1997
   and 19,725,180 in 1996                                              E                 19,830          19,725
Capital in excess of par value                                                            1,897             811
Currency translation adjustment                                        A&F                   71             833
Retained earnings                                                      E                 45,248          38,469
Total Stockholders' Equity                                                               67,046          59,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 81,666        $ 71,759

The accompanying notes are an integral part of these financial statements.

                                               HELIX TECHNOLOGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the years ended December 31,
(in thousands except per share data)                          Notes             1997             1996            1995
------------------------------------------------------------------------------------------------------- ----------------
Net sales                                                                     $131,519          $128,383       $123,667

Costs and expenses:
Cost of sales                                                                   69,210            68,081         67,740
Research and development                                        A                8,899             7,668          4,534
Selling, general and administrative                             E               24,189            20,922         19,588
                                                                               102,298            96,671         91,862
Operating income                                                                29,221            31,712         31,805

Joint venture income                                            F                1,744             1,480          1,392
Interest income                                                                  1,527             1,282            621
Other                                                                                -               (32)          (104)
Income before taxes                                                             32,492            34,442         33,714
Income taxes                                                    A&D            (11,177)          (12,485)       (12,729)
Net income                                                                    $ 21,315          $ 21,957       $ 20,985
Net income per share:
   Basic                                                        A&E           $   1.08          $   1.12       $   1.08
   Diluted                                                      A&E           $   1.07          $   1.10       $   1.05
Number of shares used in per share calculations:
   Basic                                                        A&E             19,768            19,670         19,478
   Diluted                                                      A&E             19,970            19,978         20,010

The accompanying notes are an integral part of these financial statements.


                                               HELIX TECHNOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Capital
                                                 Par          in Excess      Translation       Retained
(in thousands except per share data)            Value           of Par       Adjustment        Earnings          Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994
   as previously reported                       $ 9,668          $ 2,157          $1,043         $ 21,477        $ 34,345
Two-for-one stock split (Note E)                  9,668           (2,157)              -           (7,511)              -
As restated                                      19,336                -           1,043           13,966          34,345

Shares issued for stock options                     370            2,523               -                -           2,893
Income tax benefit from exercise of
   stock options                                      -            1,273               -                -           1,273
Shares tendered for exercise of
   stock options                                   (152)          (2,403)              -                -          (2,555)
Currency translation adjustment                       -                -             264                -             264
Net income                                            -                -               -           20,985          20,985
Cash dividends ($.29 per share)                       -                -               -           (5,652)         (5,652)
Balance, December 31, 1995                       19,554            1,393           1,307           29,299          51,553

Shares issued for stock options                     419            1,417               -                -           1,836
Income tax benefit from exercise of
   stock options                                      -            1,739               -                -           1,739
Shares tendered for exercise of
   stock options                                   (168)          (2,843)              -                -          (3,011)
Retirement of treasury stock                        (80)            (895)              -                -            (975)
Currency translation adjustment                       -                -            (474)               -            (474)
Net income                                            -                -               -           21,957          21,957
Cash dividends ($.65 per share)                       -                -               -          (12,787)        (12,787)
Balance, December 31, 1996                       19,725              811             833           38,469          59,838

Shares issued for stock options                     157            1,625               -                -           1,782
Income tax benefit from exercise of
   stock options                                      -              448               -                -             448
Shares tendered for exercise of
   stock options                                    (52)            (987)              -                -          (1,039)
Currency translation adjustment                       -                -            (762)               -            (762)
Net income                                            -                -               -           21,315          21,315
Cash dividends ($.735 per share)                      -                -               -          (14,536)        (14,536)
Balance, December 31, 1997                      $19,830          $ 1,897          $   71         $ 45,248        $ 67,046


The accompanying notes are an integral part of these financial statements.



                                               HELIX TECHNOLOGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years ended December 31,
(in thousands)                                                                  1997             1996              1995
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                $ 21,315          $ 21,957         $ 20,985
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                            3,176             3,235            2,562
       Decrease in noncurrent deferred income taxes                                 -              (388)            (174)
       Undistributed earnings of joint venture, other                          (1,527)             (962)            (418)
       Increase in accrual for performance-based
         executive compensation                                                 1,300               750            1,938
       Net change in other operating assets and liabilities   (1)                (732)            2,092             (665)
   Net cash provided by operating activities                                   23,532            26,684           24,228
Cash flows from investing activities:
   Capital expenditures                                                        (4,518)           (3,291)          (3,051)
   Net cash used by investing activities                                       (4,518)           (3,291)          (3,051)
Cash flows from financing activities:
   Decrease in capital lease obligations                                            -                 -              (36)
   Shares tendered for exercise of stock options                               (1,039)           (3,011)          (2,555)
   Net cash provided by employee stock plans                                      543             1,061              713
   Purchase of treasury stock                                                       -              (975)               -
   Cash dividends paid                                                        (14,536)          (12,787)          (5,652)
   Net cash used by financing activities                                      (15,032)          (15,712)          (7,530)
Increase in cash and cash equivalents                                           3,982             7,681           13,647
Cash and cash equivalents, January 1                                           29,378            21,697            8,050
Cash and cash equivalents, December 31                                       $ 33,360          $ 29,378         $ 21,697
(1) Change in other operating assets and liabilities:
         (Increase)/decrease in accounts receivable                          $ (3,846)         $  6,449         $ (5,755)
         (Increase)/decrease in inventories                                     1,083              (248)          (2,566)
         (Increase)/decrease in other current assets                           (1,055)             (661)            (549)
         Increase/(decrease) in accounts payable                                  (85)           (1,778)           1,662
         Increase/(decrease) in other accrued expenses                          3,171            (1,670)           6,543
       Net change in other operating assets and liabilities                  $   (732)         $  2,092         $   (665)

Income taxes paid                                                            $  9,992          $ 15,288         $  8,217


Supplemental disclosure of non-cash activity:

In 1997 and 1996, $1,240,000 and $775,000, respectively, was reclassed from accrued executive compensation to equity in connection with issuance of stock options.

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' consolidated financial statements to conform with the current presentation.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions. The investment in and operating results of the Company's 50%-owned joint venture are included on the basis of the equity method of accounting.

       Foreign Currency Translation

       Assets and liabilities of operations outside of the United States are translated into U.S. dollars using current exchange rates. Income and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. The cumulative translation adjustment for the Company's 50%-owned joint venture is reported net of income taxes. Transaction gains/losses were not material. The effect of foreign currency exchange rates on cash and cash equivalents was not material.

       Cash and Cash Equivalents

       Short-term investments with original maturities or put features of three months or less from the date of purchase are classified as cash equivalents. Cash and cash equivalents include demand deposits, overnight repurchase agreements fully collateralized by U.S. Government-backed securities, and U.S. Government-backed variable rate demand notes.

       Financial Instruments

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company generally invests its cash investments in investment-grade securities. The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry, and, historically, a significant portion of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition and may require deposits on large orders but does not require collateral or other security to support customer receivables.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies  (continued)

       Inventories
                                                     December 31,
       (in thousands)                             1997          1996
       -------------------------------------------------------------------------

       Finished goods                           $ 3,846       $ 3,854
       Work in process                            6,460         7,655
       Materials and parts                          981           861
       Net inventories                          $11,287       $12,370

       Inventories are stated at the lower of cost or market on a first-in, first-out basis.

       Property, Plant and Equipment
                                                      December 31,
       (in thousands)                              1997          1996
       -------------------------------------------------------------------------
       Machinery and equipment                  $23,985       $21,488
       Leasehold improvements                     3,109         2,731
       Total                                    $27,094       $24,219

       Depreciation   is   provided   on   the  straight-line  method  over  the
       estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Estimated useful lives of machinery and equipment range from 3 to 10 years.

       Maintenance  and  repairs  are  charged  to  expense  as  incurred,   and
       betterments are capitalized. The cost of assets sold or retired and related depreciation are removed from the accounts at the time of sale and any resulting gain or loss is reflected in income.

       Revenue Recognition

       The Company records revenue on its products when units are shipped and when services are performed.

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

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies  (continued)

       Net Income Per Share

       The Company has adopted Financial Accounting Standards No. 128 which specifies the computation, presentation and disclosure of net income per share. Basic net income per common share is based on the weighted average number of common shares outstanding during the year. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. All prior period net income per share figures have been restated.

       New Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
       130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS 130, which is effective for the Company in 1998, has not been determined.

       In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. The impact of adopting SFAS 131, which is effective for the Company in 1998, has not been determined.

B.     Bank Credit Arrangements

       The Company's informal bank money market lines of credit amounted to $12,000,000 on December 31, 1997 and 1996.

C.     Lease Obligations and Commitments

       The Company leases its facilities and certain equipment under long-term operating leases. The Company has a noncancelable operating lease for its corporate headquarters and manufacturing operations, which expires December 31, 2006. The lease includes scheduled base rent increases through the term of the lease and renewal options for up to fifteen additional years.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.     Lease Obligations and Commitments  (continued)

       Future minimum lease payments under the noncancelable operating leases are:

       (in thousands)                                     Operating Leases
       -------------------------------------------------------------------------

       1998                                                  $ 3,035
       1999                                                    2,774
       2000                                                    2,202
       2001                                                    1,935
       2002                                                    2,116
       Later Years                                             8,228
       Total                                                 $20,290

       Total rental expense under operating leases was $3,108,100 in 1997, $3,018,138 in 1996, and $3,028,445 in 1995.

       The Company enters into short-term foreign currency forward contracts with its primary bank to minimize the effect of foreign currency on certain intercompany transactions with its wholly owned European subsidiaries. Net realized and unrealized gains and losses on these transactions are not material and are recorded in the statements of operations. The notional amounts of the Company's outstanding foreign currency forward contracts at December 31, 1997 and 1996, were $2,224,442 and $477,000, respectively.

D.     Income Taxes

       The provisions for income taxes are as follows:

       (in thousands)                    1997           1996            1995
       -------------------------------------------------------------------------
       Current tax expense:
       Federal                         $10,096        $10,593         $ 9,816
       State                             1,632          2,369           2,443
       Foreign                             250            285           1,223
       Total current                    11,978         13,247          13,482
       Deferred tax expense:
       Federal                            (656)          (624)           (710)
       State                              (145)          (138)            (43)
       Total deferred                     (801)          (762)           (753)
       Total provision for taxes       $11,177        $12,485         $12,729

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.     Income Taxes  (continued)

       Significant components of deferred income taxes are as follows:
                                                   December 31,
       (in thousands)                       1997               1996
       -------------------------------------------------------------------------
       Gross deferred assets:
       Inventory valuation                 $ 1,312           $ 1,181
       Compensation and benefit plans        2,483             1,994
       Leases                                  262               300
       Other                                   211               159
       Total gross deferred assets         $ 4,268           $ 3,634
       Gross deferred liabilities:
       Depreciation                        $   (53)          $  (220)
       Total gross deferred liabilities    $   (53)          $  (220)
       Net deferred assets                 $ 4,215           $ 3,414

       Deferred   income  taxes  on   undistributed   earnings  of  the  foreign
       subsidiaries are not material. The Company believes that its deferred tax assets are realizable; therefore, no valuation allowance is required.

       Domestic income before income taxes was approximately $31,780,000, $33,870,000 and $31,065,000 in 1997, 1996 and 1995, respectively. Foreign income before income taxes for the same years was approximately $712,000, $572,000 and $2,649,000, in 1997, 1996 and 1995, respectively.

       The following table reconciles income tax based on the federal statutory rate to the income tax provision in the statements of operations:

       (in thousands)                 1997             1996              1995
       -------------------------------------------------------------------------
       Federal tax computed at
         statutory rate of 35%       $11,372          $12,055           $11,800
       State income taxes, net of
         federal tax benefit             966            1,450             1,545
       Foreign sales corporation
         tax benefit                    (907)            (923)             (704)
       Earnings not subject to U.S.
         income taxes                   (414)            (333)             (287)
       R&D tax credit                   (425)            (150)             (100)
       Other                             585              386               475
       Income tax provision          $11,177          $12,485           $12,729
       Effective tax rate              34.40%           36.25%            37.75%

E.     Capital Stock

       On October 16, 1997, the Company's Board of Directors authorized a two-for-one common stock split that was effected in the form of a 100% stock dividend. Stock certificates were distributed on November 13, 1997, to stockholders of record on October 30, 1997. All references in the

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.     Capital Stock  (continued)

       financial statements and notes to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

       Options for the purchase of shares of the Company's common stock have been granted to officers, directors and key employees under various incentive and nonqualified stock option agreements. The terms of these agreements provide that the options are exercisable over a number of years from the date of grant at not less than the fair market value at the date of grant.

       Options expire at various dates through the year 2007. At December 31, 1997 and 1996, respectively, 1,313,774 and 1,525,000 shares of common stock were reserved for stock options. At December 31, 1997 and 1996, respectively, 75,774 and 94,250 nonqualified stock options were exercisable. In 1989, the Company entered into an agreement with its President under which options to purchase up to 800,000 shares of the Company's common stock were granted, at a price of $1.69 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. Based on 1997 performance, options for the purchase of 80,000 shares will become exercisable on March 1, 1998. Based on 1996, 1995 and 1994 performance, options for the purchase of 80,000 shares became exercisable on March 1, 1997, March 1, 1996, and March 1, 1995, respectively. In addition, based on cumulative performance for the five-year period ended December 31, 1994, 240,000 shares became exercisable on March 1, 1995. In connection with this agreement, compensation expense of $1,300,000, $750,000 and $1,938,000 was charged to "Selling, general and administrative expenses" in 1997, 1996 and 1995, respectively.

       The following table summarizes option activity for the years ended 1997, 1996 and 1995:

                                      Number of              Weighted Average
       Options Outstanding          Common Shares             Exercise Price
       -------------------------------------------------------------------------
       December 31, 1994             1,231,100                  $   2.25

       Options granted                  35,000                  $  10.76
       Options exercised              (370,700)                 $   1.92
       December 31, 1995               895,400                  $   2.71

       Options granted                 140,000                  $  16.40
       Options exercised              (420,400)                 $   2.52
       December 31, 1996               615,000                  $   5.95

       Options granted                 121,000                  $  20.90
       Options exercised              (157,226)                 $   3.45
       Options cancelled               (82,000)                 $  14.66
       December 31, 1997               496,774                  $   8.95

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.     Capital Stock  (continued)

       The  following  table   summarizes   information   concerning   currently
       outstanding and exercisable options:

                                              Options Outstanding                                Options Exercisable
                            -------------------------------------------------------        -------------------------------
          Range of            Number          Weighted Average          Weighted             Number            Weighted
          Exercise          Outstanding           Remaining              Average           Exercisable          Average
           Prices           at 12/31/97       Contractual Life       Exercise Price        at 12/31/97      Exercise Price
     ---------------------------------------------------------------------------------------------------------------------
     $   1.69 - $   1.69        240,000          2.28 years             $   1.69                   -                    -
     $   2.86 - $  18.37        174,774          7.50 years             $  12.53              65,774          $      5.45
     $  18.44 - $  27.03         82,000          6.41 years             $  22.56              10,000          $     18.44

       The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) as of December 31, 1996. If the accounting provisions of SFAS 123 had been adopted, the effect on net income and basic and diluted net income per share would have been as follows:

       (in thousands except per share data)     1997       1996           1995
       -------------------------------------------------------------------------

       As Reported
       Net income                            $ 21,315    $ 21,957      $ 20,985
       Basic net income per share            $   1.08    $   1.12      $   1.08
       Diluted net income per share          $   1.07    $   1.10      $   1.05

       Proforma
       Net income                            $ 21,142    $ 21,846      $ 20,967
       Basic net income per share            $   1.07    $   1.11      $   1.08
       Diluted net income per share          $   1.06    $   1.09      $   1.05

       The weighted average fair value of options granted during 1997, 1996 and 1995 was $8.06, $6.16 and $4.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                 1997       1996         1995
       -------------------------------------------------------------------------

       Dividend yield                             4.2%       4.2%         4.2%
       Expected stock price volatility             50%        50%          50%
       Risk-free interest rate                   6.34%      6.08%        7.29%
       Expected holding period (years)            6.4        6.3          8.0

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.     Other Assets

       The Company has a 50/50 joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

       Condensed results of operations for the joint venture for each of the three years ended September 30, are as follows:

       (in thousands)                            1997     1996       1995
       -------------------------------------------------------------------------

       Net sales                               $27,638   $25,751    $27,845
       Gross profit                            $ 8,488   $ 7,415    $ 7,894
       Net income                              $ 2,364   $ 1,901    $ 1,642
       Fee income, including royalty income
         and equity income                     $ 1,744   $ 1,480    $ 1,392

       Condensed balance sheet information as of September 30, is as follows:

       (in thousands)                                1997         1996
       -------------------------------------------------------------------------

       Current assets                               $20,724     $18,399
       Noncurrent assets                              3,399       3,565
       Total assets                                 $24,123     $21,964
       Current liabilities                          $ 9,710     $ 8,654
       Long-term liabilities                            915         902
       Stockholders' equity                          13,498      12,408
       Total liabilities and stockholders' equity   $24,123     $21,964

       The Company's net investment in the joint venture of approximately $6,552,000 and $5,792,000 at December 31, 1997 and 1996, respectively, is included in "Other assets." The Company's net investment at December 31, 1997 and 1996, reflects a cumulative translation adjustment of $366,000 and $766,000, respectively (net of income taxes of $197,000 and $412,000, respectively). This currency translation adjustment, which is also shown as a separate component of stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

G.     Segment Information

       Line of Business and Foreign Operations

       The  Company   operates  in  one  line  of  business;   the  development,
       manufacture, sale and support of cryogenic and vacuum equipment.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.     Segment Information  (continued)

       The consolidated financial statements include the accounts of wholly owned European subsidiaries which operate customer support facilities to sell and service products manufactured in the United States. A summary of United States and European operations follows:

                                                      Corporate
                                                       Expenses
                               United                 and Assets/
       (in thousands)          States      Europe    Eliminations   Consolidated
       -------------------------------------------------------------------------

       1997
       Revenues               $126,891     $13,993     $(9,365)      $131,519
       Operating income         33,634         751      (5,164)        29,221
       Identifiable assets      42,710       7,457      31,499         81,666



       1996
       Revenues               $123,893     $13,093     $(8,603)      $128,383
       Operating income         35,249         561      (4,098)        31,712
       Identifiable assets      37,018       7,183      27,558         71,759


       1995
       Revenues               $117,407     $14,400     $(8,140)      $123,667
       Operating income         34,362       2,806      (5,363)        31,805
       Identifiable assets      39,588       9,209      20,277         69,074

       Corporate expenses consist of certain general and administrative expenses not allocable to operations. Corporate assets consist primarily of cash and cash equivalents. Intercompany transactions are at prices that are comparable to third party sales.

       Export Sales and Significant Customers

       The Company's export sales, principally to customers in the Far East, were $10,643,000 in 1997, $9,684,000 in 1996 and $8,330,000 in 1995.

       The Company's largest customer represented 29%, 28% and 30% of sales for 1997, 1996 and 1995, respectively.

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

       The Company's funding policy is to contribute not less than the minimum required amount in accordance with the Internal Revenue Code and ERISA. The following table sets forth the funded status of the defined benefit pension plan at December 31, 1997 and 1996, in accordance with SFAS No. 87.

       (in thousands)                                  1997            1996
       -------------------------------------------------------------------------

       Accumulated benefit obligation, including
         nonvested benefit obligations of $150
         and $85 in 1997 and 1996, respectively       $(2,836)        $(3,346)

       Projected benefit obligation                    (6,369)         (5,964)
       Plan assets at fair value                        8,190           7,553
       Plan assets in excess of projected benefit
         obligations                                    1,821           1,589
       Unrecognized net transition asset                 (223)           (262)
       Unrecognized prior service cost                     52              60
       Unrecognized net gain                           (4,135)         (3,196)
       Accrued pension cost recognized on the
         consolidated balance sheets                  $(2,485)        $(1,809)

       The Company's net pension cost included the following components:

       (in thousands)                               1997        1996      1995
       -------------------------------------------------------------------------
       Service cost                               $   894     $   840   $   664
       Interest cost                                  482         443       470
       Actual return on plan assets                (1,941)     (1,024)   (1,396)
       Net amortization and deferral                1,241         450       882
       Net pension cost of defined benefit plan   $   676     $   709   $   620

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.     Employee Benefit Plans  (continued)

       Key assumptions used in computing year end obligations for the defined benefit plan were:

                                                1997        1996       1995
       -------------------------------------------------------------------------

       Discount rate for obligations             7.0%       7.5%       7.0%
       Rate of compensation increase             5.0%       5.5%       5.0%
       Long-term rate of return on assets        9.0%       9.0%       9.0%

       Defined  benefit  plan  assets  include   marketable  equity  securities,
       corporate and government debt securities and cash.

       The Company has an Employee Savings Plan, qualified under Section 401(k), that is designed to supplement income to be received from the Company's retirement program. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. The matching contributions expense, net of forfeitures, was $457,000 in 1997, $421,000 in 1996 and $383,000 in 1995.

       In 1992, the Company adopted a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded tax-qualified retirement plans. The Company recorded additional retirement costs of $69,000 in 1997, $140,000 in 1996 and $130,000 in 1995 in connection with this Plan.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board Of Directors and Stockholders of Helix Technology Corporation:


         Our report on the consolidated financial statements of Helix Technology Corporation is included on Page 17 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 9 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                /S/ Coopers & Lybrand L.L.P.
                                                --------------------------------
                                                    Coopers & Lybrand L.L.P.




Boston, Massachusetts
February 6, 1998

                          HELIX TECHNOLOGY CORPORATION

                                QUARTERLY RESULTS
                                   (UNAUDITED)


                                       First    Second       Third      Fourth
(in thousands except per share data)  Quarter   Quarter     Quarter     Quarter
--------------------------------------------------------------------------------
1997
Net sales                             $29,022   $32,931     $35,622     $33,944
Gross profit                           13,463    15,430      16,752      16,664
Operating income                        5,843     7,049       8,259       8,070
Net income                              4,158     5,121       6,032       6,004
Basic net income per share (1)        $   .21   $   .26     $   .31     $   .30
Diluted net income per share (1)      $   .21   $   .26     $   .30     $   .30

1996
Net sales                             $40,206   $39,351     $25,122     $23,704
Gross profit                           18,967    18,771      11,653      10,911
Operating income                       11,251    11,259       4,971       4,231
Net income                              7,390     7,525       3,875       3,167
Basic net income per share (1)        $   .38   $   .38     $   .20     $   .16
Diluted net income per share (1)      $   .37   $   .38     $   .19     $   .16


(1) All per share data reflects a two-for-one common stock split effective November 1997. (Note E)


                                                    HELIX TECHNOLOGY CORPORATION

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       For the Years Ended December 31, 1997, 1996 and 1995

                                                          (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                  Column A                    Column B                   Column C                      Column D         Column E
----------------------------------------------------------------------------------------------------------------------------------

                                                                         Additions
                                                            ------------------------------------
                                              Balance at                                                                Balance at
                                              Beginning         Charged to          Charged to          Deductions         End of
                 Description                  of Period     Costs and Expenses    Other Accounts      From Reserves        Period
----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
       Allowance for doubtful accounts         $148             $   7                 $   -               $   5             $ 150
==================================================================================================================================


Year ended December 31, 1996
       Allowance for doubtful accounts         $150             $   -                 $   -               $   2             $ 148
==================================================================================================================================


Year ended December 31, 1995
       Allowance for doubtful accounts         $157             $   -                 $   -               $   7             $ 150
==================================================================================================================================