Form 10-K/A
period 1997-12-31
HELIX TECHNOLOGY CORP
filed 1998-05-07
CIK 46709

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K/A

                          Amendment No. 1 to Form 10-K

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

     Financial Information about Industry Segments and Major Customers - The Company's one industry segment is cryogenic and vacuum equipment. The Company's largest customer is Applied Materials, the world's largest manufacturer of semiconductor capital equipment, representing 29%, 28% and 30% of sales for 1997, 1996 and 1995, respectively. Information concerning operations in different geographic areas is included in Note G of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Year 2000

The Company has established a project team to work with our major customers and suppliers regarding their abilities to meet the Year 2000 requirements. Specifically, we have sent questionnaires to our suppliers regarding their Year 2000 programs, and we have received similar correspondence from our customers. These programs are in process, and to date the Company is unaware of any possible negative impact by these third parties in their abilities to be ready for the Year 2000.

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

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of May, 1998.


                                               HELIX TECHNOLOGY CORPORATION
                                                       (Registrant)


                                       /s/ Robert J. Lepofsky
                                       -----------------------------------------
                                           Robert J. Lepofsky
                                           President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 7th day of May, 1998, in the capacities indicated.

              Signatures                                Titles

  (i)    Principal Executive Officer


         /s/ Robert J. Lepofsky
         ---------------------------
             Robert J. Lepofsky            President and Chief Executive Officer



 (ii)    Principal Financial Officer


         /s/ Michael El-Hillow
         ---------------------------
             Michael El-Hillow             Senior Vice President and
                                           Chief Financial Officer



(iii)    Principal Accounting Officer


         /s/ Thomas D. Gilday
         ----------------------------
             Thomas D. Gilday              Corporate Controller and
                                           Chief Accounting Officer

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

                                       For the Years Ended December 31, 1997, 1996 and 1995

                                                          (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                  Column A                    Column B                   Column C                      Column D         Column E
----------------------------------------------------------------------------------------------------------------------------------

                                                                         Additions
                                                            ------------------------------------
                                              Balance at                                                                Balance at
                                              Beginning         Charged to          Charged to          Deductions         End of
                 Description                  of Period     Costs and Expenses    Other Accounts      From Reserves        Period
----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
       Allowance for doubtful accounts         $148             $    7                $   -               $    5            $ 150
==================================================================================================================================
       Warranty                                $268             $1,575                $   -               $1,586            $ 257
==================================================================================================================================


Year ended December 31, 1996
       Allowance for doubtful accounts         $150             $    -                $   -               $    2            $ 148
==================================================================================================================================
       Warranty                                $270             $1,279                $   -               $1,281            $ 268
==================================================================================================================================



Year ended December 31, 1995
       Allowance for doubtful accounts         $157             $    -                $   -               $    7            $ 150
==================================================================================================================================
       Warranty                                $264             $  989                $   -               $  983            $ 270
==================================================================================================================================

