Form 10-Q
period 1998-03-27
HELIX TECHNOLOGY CORP
filed 1998-05-08
CIK 46709

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarter Ended March 27, 1998.

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

                         -------------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                   Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of March 27, 1998 was 19,832,206.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX




                                                                         Page

Part I.    FINANCIAL INFORMATION

           Item 1.      Financial Statements.......................... ....3-9

           Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....10-12


Part II.   OTHER INFORMATION

           Item 4.      Submission of Matters to a Vote of Security
                        Holders.............................................13

           Item 6 (a).  Exhibits............................................14

           Item 6 (b).  Reports on Form 8-K.................................14


Signature...................................................................15


                                 HELIX TECHNOLOGY CORPORATION

                                 CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                               Mar. 27, 1998      Dec. 31, 1997
(in thousands)                                         Notes    (unaudited)         (audited)
------------------------------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents ...........................            $  8,458            $ 33,360
Investments .........................................    2         25,211                --
Receivables - net of allowances .....................              14,647              15,371
Inventories .........................................    3         11,963              11,287
Deferred income taxes ...............................    4          4,215               4,215
Other current assets ................................               1,101               1,096
                                                                 --------            --------
Total Current Assets ................................              65,595              65,329
                                                                 --------            --------
Property, plant and equipment at cost ...............              27,628              27,094
    Less:  accumulated depreciation .................             (18,190)            (17,370)
                                                                 --------            --------
Net property, plant and equipment ...................               9,438               9,724
Other assets ........................................               6,590               6,613
                                                                 ========            ========
TOTAL ASSETS ........................................            $ 81,623            $ 81,666
                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable ....................................            $  5,764            $  4,695
Payroll and compensation ............................               1,864               3,691
Retirement costs ....................................               3,176               2,960
Income taxes ........................................               3,159               2,931
Other accrued liabilities ...........................                 504                 343
                                                                 --------            --------
Total Current Liabilities ...........................              14,467              14,620
                                                                 --------            --------
Commitments .........................................                --                  --
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none ....                --                  --
Common stock, $1 par value; authorized 30,000,000
  shares; issued and outstanding:  19,832,206 in
  1998 and 19,830,206 in 1997 .......................              19,832              19,830
Capital in excess of par value ......................               3,582               1,897
Accumulated other comprehensive income (loss) .......    6           (283)                 71
Retained earnings ...................................              44,025              45,248
                                                                 --------            --------
Total Stockholders' Equity ..........................              67,156              67,046
                                                                 ========            ========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........            $ 81,623            $ 81,666
                                                                 ========            ========

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


--------------------------------------------------------------------------------
(in thousands except per share data)      Notes          Three Months Ended
                                                   Mar. 27, 1998   Mar. 28, 1997
--------------------------------------------------------------------------------

Net Sales ...........................                  $ 25,872      $ 29,022
                                                       --------      --------

Costs and expenses:
    Cost of sales ...................                    13,857        15,559
    Research and development ........                     2,553         1,875
    Selling, general and
      administrative ................                     5,695         5,745
                                                       --------      --------
                                                         22,105        23,179
                                                       --------      --------
Operating income ....................                     3,767         5,843

Joint venture income ................                       372           314
Interest income .....................                       332           349
Other ...............................                       (14)           (9)
                                                       --------      --------
Income before taxes .................                     4,457         6,497
Income taxes ........................      4             (1,516)       (2,339)
                                                       --------      --------
Net income ..........................                  $  2,941      $  4,158
                                                       ========      ========

Net income per share:
    Basic ...........................      5           $    .15      $    .21 *
    Diluted .........................      5           $    .15      $    .21 *
                                                       ========      ========

Number of shares used in per share
  calculations:
    Basic ...........................      5             19,832        19,738 *
    Diluted .........................      5             19,990        19,918 *
                                                       ========      ========

*Share and per share data reflect a two-for-one  stock split effective  November
 1997.

The accompanying notes are an integral part of these financial statements.


                                                   HELIX TECHNOLOGY CORPORATION

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
(in thousands)                                                                    Mar. 27, 1998    Mar. 28, 1997
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income ...........................................................         $  2,941          $  4,158
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
     Depreciation .........................................................              857               639
     Undistributed earnings of joint venture, other .......................             (339)             (282)
     Net change in operating assets and liabilities (A) ...................            1,541              (317)
                                                                                    --------          --------
Net cash provided by operating activities .................................            5,000             4,198
                                                                                    --------          --------

Cash flows from investing activities:
     Capital expenditures .................................................             (571)             (413)
     Purchase of investments ..............................................          (33,644)             --
     Proceeds from sale of investments ....................................            8,441              --
                                                                                    --------          --------
Net cash used by investing activities .....................................          (25,774)             (413)
                                                                                    --------          --------

Cash flows from financing activities:
     Shares tendered for exercise of stock options ........................             --                (232)
     Net cash provided by employee stock plans ............................               37               278
     Cash dividends paid ..................................................           (4,165)           (3,457)
                                                                                    --------          --------
Net cash used by financing activities .....................................           (4,128)           (3,411)
                                                                                    --------          --------

Increase (decrease) in cash and cash equivalents ..........................          (24,902)              374
Cash and cash equivalents, at the beginning of the period .................           33,360            29,378
                                                                                    ========          ========
Cash and cash equivalents, at the end of the period .......................         $  8,458          $ 29,752
                                                                                    ========          ========

(A) Change in operating assets and liabilities:
       (Increase)/decrease in accounts receivable .........................         $    724          $ (3,552)
       (Increase)/decrease in inventories .................................             (676)              782
       (Increase)/decrease in other current assets ........................               (5)             (245)
       Increase/(decrease) in accounts payable ............................            1,069               660
       Increase/(decrease) in other accrued expenses ......................              429             2,038
                                                                                    ========          ========
       Net change in operating assets and liabilities .....................         $  1,541          $   (317)
                                                                                    ========          ========


The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended March 27, 1998, and March 28, 1997, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 27, 1998, and December 31, 1997, and the results of operations and cash flows for the periods ended March 27, 1998, and March 28, 1997.

The results of operations for the three-month period ended March 27, 1998, are not necessarily indicative of the results expected for the full year.

The condensed financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 27, 1998, and March 28, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K and Form 10-K/A.

Note 2 - Investments

At March 27, 1998 the Company's investments were classified as available-for-sale. The difference between the cost and fair value of these investments was immaterial and is included in stockholders equity. The investment balance at March 27, 1998 by major security type follows:


--------------------------------------------------------------------------------
(in thousands)                                Cost          Fair Value
--------------------------------------------------------------------------------
Short-term instruments ................     $ 2,820           $ 2,820
Municipal and tax free bonds ..........      22,383            22,391
                                            -------           -------
                                            $25,203           $25,211
                                            =======           =======

Note 3 - Inventories

--------------------------------------------------------------------------------
(in thousands)                            Mar. 27, 1998      Dec. 31, 1997
--------------------------------------------------------------------------------
Finished goods ........................      $ 3,256            $ 3,846
Work in process .......................        7,242              6,460
Materials and parts ...................        1,465                981
                                             -------            -------
Net inventories .......................      $11,963            $11,287
                                             =======            =======

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income Taxes

The federal, state and foreign income tax provisions of $1,516,000 and $2,339,000 for the three-month periods ended March 27, 1998, and March 28, 1997, respectively, reflect the effects of various available tax credits. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

A certain  level of export income of the  Company's  Foreign  Sales  Corporation
(FSC) is permanently exempt from federal income tax; accordingly, the income tax provisions for the three-month periods ended March 27, 1998, and March 28, 1997, include the federal tax benefit on export income of the FSC.

The effective income tax rate for the three-month periods ended March 27, 1998, and March 28, 1997, was 34.0% and 36.0%, respectively.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation, and leases, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.


Note 5 - Net Income Per Share

The Company has adopted Financial Accounting Standard No. 128, which specifies the computation, presentation and disclosure of net income per share. Basic net income per common share is based on the weighted average number of common shares outstanding during the year. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. All prior period net income per share figures have been restated.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 (Cont'd.)

The following table sets forth the computation of basic and diluted net income per common share:

------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
(in thousands except per share data)                                               Mar. 27, 1998     Mar. 28, 1997
------------------------------------------------------------------------------------------------------------------

Net income ..........................................................................   $ 2,941          $ 4,158
                                                                                        =======          =======

Basic shares ........................................................................    19,832           19,738
Add:    Common   equivalent    shares   representing   shares   issuable    upon
        conversion  of  stock   options  (using  the  treasury   stock  method).
        Options  outstanding  not included in the  computation of diluted shares were 210 and 0 for 1998 and 1997,  respectively,  because  the  option's
        price was greater than the average market price of the common shares. .......       158              180
                                                                                        -------          -------
Diluted shares ......................................................................    19,990           19,918
                                                                                        =======          =======

Basic net income per share ..........................................................   $   .15          $   .21
                                                                                        =======          =======

Diluted net income per share ........................................................   $   .15          $   .21
                                                                                        =======          =======

Note 6 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

--------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
(in thousands)                                                               Mar. 27, 1998     Mar. 28, 1997
--------------------------------------------------------------------------------------------------------------

Net income ..................................................................    $ 2,941           $ 4,158
                                                                                 -------           -------

Other comprehensive income (loss) before tax
     Foreign currency translation adjustment ................................       (464)             (359)
     Unrealized gain on available-for-sale investment .......................          8              --
                                                                                 -------           -------
Other comprehensive income (loss), before tax ...............................       (456)             (359)
Income tax related to items of other comprehensive income ...................        102                95
                                                                                 -------           -------
Other comprehensive income, net of tax ......................................       (354)             (264)
                                                                                 -------           -------
Comprehensive income ........................................................    $ 2,587           $ 3,894
                                                                                 =======           =======

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. The Company will comply with the disclosure requirements of the statement in the 1998 Annual Report.

In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132 (SFAS132), Employers' Disclosures about pensions and other post retirement benefits. The Company will comply with the additional disclosure requirements of the statement in the 1998 Annual Report.


Note 8 - Subsequent Event

On April 16, 1998 the Company announced the signing of a definitive agreement to acquire Granville-Phillips Company of Boulder, Colorado, a privately owned provider of advanced vacuum measurement solutions. Under the terms of the agreement, Granville-Phillips' shareholders will receive approximately 2.4 million shares of Helix common stock. The transaction will be accounted for as a pooling of interests and is expected to close in the second quarter of 1998, subject to regulatory approvals and other customary closing conditions. Granville-Phillips will become a division of Helix Technology Corporation with its manufacturing, engineering and customer support operations remaining in Boulder. Granville-Phillips had 1997 revenues of approximately $25 million.

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the first quarter of 1998 were $25.9 million compared with $29.0 million for the first quarter of 1997, a decrease of 10.9%. This decline in quarterly sales is a result of a slowdown in the global market for semiconductor capital equipment primarily due to uncertainty in the Asian Market and the overcapacity of the memory chip market.

Gross profit percentage was 46.4% both for the first quarter of 1998 and 1997. The company's flexible manufacturing strategies have resulted in continued strong gross profit performance, despite the year to year reduction in sales.

Research and development expenditures increased $.7 million compared with the same period last year as the Company continues to develop new products. Total Selling, general and administrative expense decreased by $.1 million primarily due to decreases in variable compensation expense.

Operating income in the first quarter of 1998 decreased $2.1 million compared with the first quarter of 1997 due to lower revenue levels and increased research and development spending.

The Company's provision for income taxes was $1.5 million and $2.3 million for the first quarter of 1998 and 1997, respectively. The effective tax rate for the three-month periods ended March 27, 1998, and March 28, 1997, was 34.0% and 36.0%, respectively. The difference between the statutory federal rate and the Company's effective tax rate is due to state and foreign income taxes. The lower tax rate for 1998 is primarily due to increased tax credits for research and development expenditures.


Liquidity and Capital Resources

Cash provided by operating activities for the first quarter of 1998 was $5.0 million compared with $4.2 million for the comparable period last year.

Cash used by investing activities increased by $25.4 million during the first quarter of 1998 compared with the same period last year. The increase was primarily due to the purchase of available-for-sale investments comprised primarily of short-term tax exempt securities.

The Company's informal bank money market lines of credit amount to $12.0 million. There were no borrowings under these agreements during 1998 or 1997.

Cash dividends paid to stockholders during the first quarter of 1998 were $4.2 million or $.21 per common share compared with $3.5 million or $.175 per common share for the first quarter of 1997.

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


On April 16, 1998 the Board of Directors declared a quarterly cash dividend of $.21 per common share. The dividend is payable on May 13, 1998 to stockholders of record on April 29, 1998.

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


Subsequent Event

On April 16, 1998 the Company announced the signing of a definitive agreement to acquire Granville-Phillips Company of Boulder, Colorado, a privately owned provider of advanced vacuum measurement solutions. Under the terms of the agreement, Granville-Phillips' shareholders will receive approximately 2.4 million shares of Helix common stock. The transaction will be accounted for as a pooling of interests and is expected to close in the second quarter of 1998, subject to regulatory approvals and other customary closing conditions. Granville-Phillips will become a division of Helix Technology Corporation with its manufacturing, engineering and customer support operations remaining in Boulder. Granville-Phillips had 1997 revenues of approximately $25 million.


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

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. The Company will comply with the disclosure requirements of the statement in the 1998 Annual Report.


In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132 (SFAS132), Employers' Disclosures about pensions and other post retirement benefits. The Company will comply with the additional disclosure requirements of the statement in the 1998 Annual Report.


Business Risks and Uncertainties

The Company operates in a changing and cyclical business environment that involves a number of risks, some of which are beyond the Company's control. The Company's future results will depend on its continued ability to manage the cyclical nature of the semiconductor capital equipment industry, the Company's ability to introduce new products to meet its customers' demands for higher productivity and reliability, and the dependence of the Company on key customers and key suppliers.


Forward-Looking Statements

This Form 10-Q, other SEC filings, and pronouncements and press releases made from time to time by the Company through its senior management may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated by such statements depending upon a variety of factors, some of which are itemized in the "Business Risks and Uncertainties" section above. The Company undertakes no responsibility to update any forward-looking statements which may be made to reflect events or circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

                          HELIX TECHNOLOGY CORPORATION

                           PART II. OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on April 29, 1998. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

                  Name                        Votes For       Votes Withheld

                  Arthur R. Buckland          18,014,859            67,479
                  Matthew O. Diggs, Jr.       18,027,263            55,075
                  Frank Gabron                18,026,763            55,575
                  Robert J. Lepofsky          18,027,538            54,800
                  Marvin G. Schorr            17,983,308            99,030
                  Wickham Skinner             17,968,453           113,885
                  Mark S. Wrighton            18,018,152            64,186

                  No abstentions or broker non-votes were recorded.

                  Proposal II submitted to a vote of security holders at the meeting was an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 shares to 60,000,000 shares. Votes cast were as follows:

                  For                       Against                    Abstain

                  17,647,904                376,166                    58,268

                  The proposal was approved.

                  Proposal III submitted to a vote of security holders at the meeting was ratification of the appointment of Coopers & Lybrand, L.L.P., as the Company's independent accountants for fiscal year 1998.

                  For                       Against                    Abstain

                  18,012,311                26,838                     43,189

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

Item 6(a).        Exhibits

                  4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

                  4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

                  27      Financial Data Schedule (EDGAR version only)

Item 6(b).        Reports on Form 8-K

                  No Form 8-K was required to be filed during the quarter ended March 27, 1998.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HELIX TECHNOLOGY CORPORATION
                                             (Registrant)




May 8, 1998                      By: /s/Michael El-Hillow
--------------------                 ------------------------------
Date                                    Michael El-Hillow
                                        Senior Vice President and
                                        Chief Financial Officer