Form 10-Q
period 1998-06-26
HELIX TECHNOLOGY CORP
filed 1998-07-23
CIK 46709

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarter Ended June 26, 1998.

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

                                   Yes X No___

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of June 26, 1998 was 22,217,131.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX




                                                                            Page

Part I.    FINANCIAL INFORMATION

           Item 1.         Financial Statements.............................3-10

           Item 2.         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...11-13


Part II.   OTHER INFORMATION

           Item 6 (a).     Exhibits...........................................14

           Item 6 (b).     Reports on Form 8-K................................14


Signature.....................................................................15


                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

---------------------------------------------------------------------------------------------------------------
 (in thousands)                                                  June 26, 1998     Dec. 31, 1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                                         $  7,177       $ 34,717
Short-term investments (Note 2)                                     26,024          3,675
---------------------------------------------------------------------------------------------------------------
                                                                    33,201         38,392

Receivables - net of allowances                                     13,835         18,185
Inventories  (Note 3)                                               15,673         15,371
Deferred income taxes (Note 4)                                       4,241          4,234
Other current assets                                                 1,377          1,119
---------------------------------------------------------------------------------------------------------------
Total Current Assets                                                68,327         77,301
---------------------------------------------------------------------------------------------------------------
Property, plant and equipment at cost                               35,313         34,252
    Less:  accumulated depreciation                                (23,969)       (22,109)
---------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                   11,344         12,143
Other assets                                                         6,930          6,775
===============================================================================================================
TOTAL ASSETS                                                      $ 86,601       $ 96,219
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                                  $  4,750       $  5,036
Dividends payable                                                        -            153
Payroll and compensation                                             2,120          4,298
Retirement costs                                                     3,883          3,501
Income taxes (Note 4)                                                  756          3,022
Other accrued liabilities                                              540            514
---------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                           12,049         16,524
---------------------------------------------------------------------------------------------------------------
Commitments                                                              -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,217,131 in
  1998 and 22,213,131 in 1997                                       22,217         22,213
Capital in excess of par value                                       9,190          2,731
Accumulated other comprehensive income (loss) (Note 6)                (341)            71
Retained earnings                                                   43,486         54,680
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          74,552         79,695
===============================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 86,601       $ 96,219
===============================================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                          Three months ended                   Six months ended
                                                         June 26,       June 27,            June 26,       June 27,
(in thousands except per share data)                       1998           1997               1998            1997
-------------------------------------------------------------------------------------------------------------------

Net Sales                                                $ 25,706       $ 39,440             $57,199       $73,848
-------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                           15,649         20,466              32,347        38,550
   Research and development                                 2,901          3,004               6,088         5,461
   Selling, general and administrative                      7,011          7,800              14,305        15,090
   Merger and other costs                                   2,031              -               3,546             -
-------------------------------------------------------------------------------------------------------------------
                                                           27,592         31,270              56,286        59,101
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    (1,886)         8,170                 913        14,747
Joint venture income                                          219            601                 591           915
Interest income                                               405            403                 753           759
Other                                                          (2)            (2)                  6             3
-------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                 (1,264)         9,172               2,263        16,424
Income taxes (Note 4)                                         830         (2,907)               (831)       (5,263)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   (434)      $  6,265             $ 1,432       $11,161
===================================================================================================================

Net income (loss) per share:
    Basic (Note 5)                                       $  (0.02)      $   0.28             $  0.06       $  0.50
    Diluted (Note 5)                                     $  (0.02)      $   0.28             $  0.06       $  0.50
===================================================================================================================

Number of shares used in per share calculations:
    Basic (Note 5)                                         22,215         22,146              22,215        22,134
    Diluted (Note 5)                                       22,215         22,327              22,375        22,314
===================================================================================================================

* Share and per share data reflect a two-for-one stock split effective
  November 1997.

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


----------------------------------------------------------------------------------------------------------------
                                                                      Six Months Ended
(in thousands)                                                 June 26, 1998     June 27, 1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                    $  1,432        $11,161
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
     Amortization of stock incentive plans                              861            140
     Depreciation                                                     1,934          1,794
     Undistributed earnings of joint venture, other                    (572)          (765)
     Net change in operating assets and liabilities (A)               1,110         (1,712)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             4,765         10,618
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                            (1,134)        (1,848)
     Purchase of investments                                        (41,852)        (2,133)
     Proceeds from sale of investments                               19,508          1,692
----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                               (23,478)        (2,289)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Shares tendered for exercise of stock options                        -           (311)
     Net cash provided by employee stock plans                           43            303
     Cash dividends paid                                             (8,870)        (7,565)
----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                (8,827)        (7,573)
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                    (27,540)           756
Cash and cash equivalents, at the beginning of the period            34,717         30,236
================================================================================================================
Cash and cash equivalents, at the end of the period                $  7,177        $30,992
================================================================================================================

(A) Change in operating assets and liabilities:
       (Increase)/decrease in accounts receivable                  $  4,349        $(6,785)
       (Increase)/decrease in inventories                              (302)         2,079
       (Increase)/decrease in other current assets                     (265)          (152)
       Increase/(decrease) in accounts payable                         (286)         1,269
       Increase/(decrease) in other accrued expenses                 (2,386)         1,877
================================================================================================================
       Net change in operating assets and liabilities              $  1,110        $(1,712)
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended June 26, 1998, and June 27, 1997, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 26, 1998, and December 31, 1997, and the results of operations and cash flows for the periods ended June 26, 1998, and June 27, 1997. In May 1998, the Company completed the acquisition of Granville-Phillips Company (GPC). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 (see Note
7). All prior period consolidated financial statements have been restated to include the financial position, results of operations and cash flows of GPC as though it had been part of the Company for all periods presented. The accounting policies of GPC are still being reviewed, but the Company does not believe there are any material differences between the Company and GPC.

The results of operations for the six-month period ended June 26, 1998, are not necessarily indicative of the results expected for the full year.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit of the six-month periods ended June 26, 1998, and June 27, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.


Note 2 - Short-Term Investments

At June 26,  1998 the Company  had  $25,444,000  of  investments  classified  as
"available-for-sale" and $580,000 of investments classified as "held-to-maturity" as defined by Statement of Financial Accounting Standard No. 115.

Note 3 - Inventories

-----------------------------------------------------------------
(in thousands)           June 26, 1998              Dec. 31, 1997
-----------------------------------------------------------------
Finished goods            $   3,515                 $   4,355
Work in process               7,848                     7,367
Materials and parts           4,310                     3,649
                          ---------------------------------------
Inventories               $  15,673                 $  15,371
                          =======================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income Taxes

The federal, state and foreign income tax provisions were $831,000 and $5,263,000 for the six-month periods ended June 26, 1998, and June 27, 1997, respectively. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the six-month periods ended June 26, 1998, and June 27, 1997, was 36.7% and 32.0%, respectively. In addition to the impact of state and foreign taxes, the tax rate in 1998 was higher than the 35% statutory rate due to the impact of the non-deductible acquisition costs. The tax rate in 1997 was less than the statutory rate because GPC was a Subchapter S Corporation for federal income tax purposes. Accordingly, the income tax related to GPC income was the responsibility of the individual shareholders of GPC.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation, and leases, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.


Note 5 - Net Income Per Share

The Company has adopted Financial Accounting Standard No. 128, which specifies the computation, presentation and disclosure of net income per share. Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. All prior period net income per share figures have been restated.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 (Cont'd.)

The following table sets forth the computation of basic and diluted net income per common share:

----------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended
(in thousands except per share data)                                              June 26, 1998    June 27, 1997
----------------------------------------------------------------------------------------------------------------

Net income                                                                          $ 1,432           $11,161
                                                                                    ============================

Basic shares                                                                         22,215            22,134
Add:    Common equivalent shares representing shares issuable
        upon  conversion of stock  options  (using the treasury  stock  method).
        Options  outstanding  not included in the  computation of diluted shares were 321 and 0 for 1998 and 1997,  respectively,  because  the  option's price was greater than the average market price of the
        common shares.                                                                  160               180
                                                                                    ----------------------------
Diluted shares                                                                       22,375            22,314
                                                                                     ===========================

Basic net income per share                                                          $  0.06          $   0.50
                                                                                    ============================

Diluted net income per share                                                        $  0.06          $   0.50
                                                                                    ============================

Note 6 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 requires unrealized gains or losses on the Company's investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

-----------------------------------------------------------------------------------------------
                                                                      Six Months Ended
(in thousands)                                                   June 26, 1998    June 27, 1997
-----------------------------------------------------------------------------------------------

Net income                                                         $1,432           $11,161
                                                                   ----------------------------

Other comprehensive income (loss) before tax
     Foreign currency translation adjustment                         (515)             (837)
     Unrealized gain on available-for-sale investment                   5                 -
                                                                   ----------------------------
Other comprehensive income (loss), before tax                        (510)             (837)
Income tax related to items of other comprehensive income              98               245
                                                                   ----------------------------
Other comprehensive income (loss), net of tax                        (412)             (592)
                                                                   ----------------------------
Comprehensive income                                               $1,020           $10,569
                                                                   ============================

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Business Combination

On May 7, 1998, the Company acquired Granville-Phillips Company (GPC). GPC is a Boulder, Colorado based company, which develops and manufactures instrumentation for vacuum measurement and control. GPC's products are used principally in semiconductor, flat panel display, and disk drive manufacturing processes. The Company issued 2,383 million shares of common stock for all of the common stock of GPC. The business combination was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the financial position, results of operations and cash flows of GPC as though it had been part of the Company for all periods presented.

The following information presents certain statement of operations data of the Company and GPC for the periods prior to the acquisition:

----------------------------------------------------------------------------
                                                          Three months ended
(in thousands)                                              March 27, 1998
----------------------------------------------------------------------------

Net sales for:
   Helix Technology Corporation                                 $25,872
   Granville-Phillips Company                                     5,621
                                                                -------
   Combined                                                     $31,493
                                                                =======

Net income (loss) for:
   Helix Technology Corporation                                 $ 2,941
   Granville-Phillips Company                                    (1,076)
                                                                -------
   Combined                                                     $ 1,865
                                                                =======

GPC was an S Corporation for tax purposes prior to the acquisition. In accordance with SAB topic 4B, the amount of undistributed earnings of $3.9 million generated during the periods that GPC was taxed as an S Corporation was transferred from retained earnings to capital in excess of par value at the time of the merger. The following pro forma information gives effect to adjustments that provide for income taxes as if GPC was treated as a C Corporation for the periods presented. The pro forma information is shown for comparative purposes only.

                      PRO FORMA NET INCOME PER COMMON SHARE

-----------------------------------------------------------------------------
                                                           Three months ended
(in thousands except per share data)                          March 27, 1998
-----------------------------------------------------------------------------

Historical net income                                           $   1,865
   Adjustment to income tax expense to
   convert from S Corporation to
   C Corporation status                                               296
                                                                ---------
Unaudited pro forma net income                                  $   2,161
                                                                =========

Unaudited pro forma net income per common share:
   Basic                                                        $    0.10
   Diluted                                                      $    0.10

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financial statements issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132 (SFAS132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits. The Company will comply with the disclosure requirements of these statements in its 1998 Annual Report to Shareholders.

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The impact of adopting SFAS 133, which is effective for the Company in 1999, has not been determined.

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


On May 7, 1998, the Company acquired Granville-Phillips Company (GPC). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and disk drive manufacturing processes. The transaction was accounted for as a pooling of interests; and accordingly, the financial results of the Company for all periods presented include the financial position, results of operations and cash flows of GPC.


Results of Operations

Net sales for the quarter were $25.7 million compared with $39.4 million a year ago, a decrease of 35%. Net sales for the six-month period were $57.2 million compared with $73.8 million for the first half of 1997, a decrease of 22%. This decline in sales is a result of the slowdown in the global market for semiconductor capital equipment primarily due to the current economic conditions in the Pacific Rim and over capacity in the memory chip market.

Gross profit percentage for the quarter was 39.1% compared with 48.1% for the second quarter of 1997. Gross profit percentage for the first half of 1998 was 43.4% versus 47.8% for the first half of 1997. The decreases are primarily due to the lower sales volume.

Research and development expenditures of $2.9 million for the quarter were essentially even with the same quarter of 1997, while year-to-date spending was $6.1 million, which was $.6 million higher than the same period last year. The Company continues to develop new products to meet the vacuum system needs of companies in the semiconductor, disk drive and flat panel display industries. Total Selling, general and administrative expense decreased by $.8 million in the second quarter and first half of 1998 compared to the same periods in 1997, primarily due to the lower variable compensation expense.

The Company incurred $2.0 million of merger and other costs during the second quarter of 1998 and $3.5 million for the first six months of 1998. These costs consisted primarily of compensation expense for stock incentive plans for certain GPC employees (which plans were discontinued at the time of the merger) and fees for professional services.

Operating income in the second quarter of 1998 decreased $10.1 million compared with the second quarter of 1997. Operating income for the first six months of 1998 decreased by $13.8 million compared with the same period a year ago. The decrease in operating income was due to lower revenue levels and merger and other costs.

Income from the Company's joint venture in Japan declined $.4 million for the second quarter of 1998 compared with the second quarter of 1997. Joint venture income declined $.3 million for the first six months of 1998 compared with the same period last year.

For the second quarter of 1998, the Company had a pretax loss of $(1.3) million resulting in a tax benefit of $(.8) million compared to pretax income of $9.1 million and a provision of $2.9 million for the same period a year ago. The Company's provision for income taxes was $.8 million and $5.3 million for the first half of 1998 and 1997, respectively. The effective tax rate for the six-month periods ended June 26, 1998, and June 27, 1997, was 36.7% and 32.0%, respectively. In addition to the impact of state and foreign taxes, the tax rate in 1998 was higher than the 35% statutory rate due to the impact of the non-deductible, merger-related costs and the fact that the Company does not expect significant benefits from its foreign sales corporation or its R & D tax credits. The tax rate in 1997 was less than the statutory rate because GPC was a Subchapter S Corporation for federal income tax purposes.

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources

Cash provided by operating activities for the first six months of 1998 was $4.8 million compared with $10.6 million for the comparable period last year due to lower sales volume.

Cash used by investing activities increased by $21.2 million during the first six months of 1998 compared with the same period last year. The increase was primarily due to the purchase of available-for-sale investments comprised primarily of short-term tax exempt securities.

The Company's informal bank money market lines of credit amount to $12.0 million. There were no borrowings under these agreements during 1998 or 1997.

Cash dividends paid to stockholders during the first half of 1998 were $8.9 million compared with $7.6 million during the first half of 1997.

On July 16, 1998, the Board of Directors declared a quarterly cash dividend of $.21 per common share. The dividend is payable on August 13, 1998 to stockholders of record on July 30, 1998.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

The Company believes that existing cash and investment balances and funds available under existing credit lines will be adequate to fund operations through 1998 and that it has opportunities to consider further financing options should additional funds be required.


Year 2000

The Company has established a project team to work with our major customers and suppliers regarding their abilities to meet the Year 2000 requirements. Specifically, we have sent questionnaires to our suppliers regarding their Year 2000 programs, and we have received similar correspondence from our customers. These programs are in process, and to date the Company is unaware of any possible negative impact from these third parties concerning their abilities to be ready for the Year 2000.

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

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132 (SFAS132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits. The Company will comply with the disclosure
requirements  of  all  of  these   statements  in  the  1998  Annual  Report  to
Shareholders.

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The impact of adopting SFAS 133, which is effective for the Company in 1999, has not been determined.


Business Risks and Uncertainties

The Company operates in a changing and cyclical business environment that involves a number of risks, some of which are beyond the Company's control. The Company's results will be impacted significantly by the cyclical nature of the semiconductor capital equipment industry, the Company's ability to introduce new products to meet its customers' demands for higher productivity and reliability, and the dependence of the Company on key customers and key suppliers.


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

                           PART II. OTHER INFORMATION

Item 6(a).        Exhibits

                  4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

                  4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

                  27.1  Financial Data Schedule (EDGAR version only)

                  27.2  Financial Data Schedule (EDGAR version only)

Item 6(b).        Reports on Form 8-K

                  The Company filed Form 8-K on May 15, 1998 and Form 8-K/A on July 14, 1998 to provide required information related to its acquisition of Granville-Phillips Company completed May 7, 1998.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  HELIX TECHNOLOGY CORPORATION
                                                         (Registrant)



July 23, 1998                                     By: /s/Michael El-Hillow
--------------------                              ---------------------------
Date                                              Michael El-Hillow
                                                  Senior Vice President and
                                                  Chief Financial Officer