Form 10-Q
period 1998-09-25
HELIX TECHNOLOGY CORP
filed 1998-11-06
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the Quarter Ended September 25, 1998.

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

                                   Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of September 25, 1998 was 22,285,131.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX



                                                                           Page

Part I.    FINANCIAL INFORMATION

           Item 1.       Financial Statements..............................3-10

           Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of Operations....11-14


Part II.   OTHER INFORMATION

           Item 6 (a).   Exhibits............................................15

           Item 6 (b).   Reports on Form 8-K.................................15


Signature....................................................................16


                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

--------------------------------------------------------------------------------------------
 (in thousands)                                          Sept. 25, 1998   Dec. 31, 1997
--------------------------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                                   $  8,351       $ 34,717
Short-term investments (Note 2)                               20,967          3,675
--------------------------------------------------------------------------------------------
                                                              29,318         38,392

Receivables - net of allowances                               10,875         18,185
Inventories  (Note 3)                                         15,314         15,371
Deferred income taxes (Note 4)                                 4,241          4,234
Other current assets                                           1,644          1,119
--------------------------------------------------------------------------------------------
Total Current Assets                                          61,392         77,301
--------------------------------------------------------------------------------------------
Property, plant and equipment at cost                         35,492         34,252
    Less:  accumulated depreciation                          (24,947)       (22,109)
--------------------------------------------------------------------------------------------
Net property, plant and equipment                             10,545         12,143
Other assets                                                   6,657          6,775
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 78,594       $ 96,219
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                            $  3,922       $  5,036
Payroll and compensation                                       2,065          4,298
Retirement costs                                               4,176          3,501
Income taxes (Note 4)                                              -          3,022
Other accrued liabilities (Note 8)                             2,462            667
--------------------------------------------------------------------------------------------
Total Current Liabilities                                     12,625         16,524
--------------------------------------------------------------------------------------------
Commitments                                                        -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,319,131 in
  1998 and 22,213,131 in 1997                                 22,319         22,213
Capital in excess of par value                                 8,160          2,731
Treasury stock (34,000 shares)                                  (438)             -
Accumulated other comprehensive income (loss) (Note 6)          (577)            71
Retained earnings                                             36,505         54,680
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                    65,969         79,695
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 78,594       $ 96,219
============================================================================================

The accompanying notes are an integral part of these financial statements.



                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                 Nine months ended
                                                             Sept. 25,     Sept. 26,           Sept. 25,    Sept. 26,
(in thousands except per share data)                           1998          1997                1998          1997
------------------------------------------------------------------------------------------------------------------------

Net sales                                                    $18,550       $42,508             $75,750      $116,356
------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                              12,602        22,159              45,145        60,957
   Research and development                                    2,112         2,751               8,201         8,212
   Selling, general and administrative                         6,101         8,046              20,175        22,857
   Merger, restructuring and other costs (Notes 7 and 8)       2,500             -               6,046             -
------------------------------------------------------------------------------------------------------------------------
                                                              23,315        32,956              79,567        92,026
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                       (4,765)        9,552              (3,817)       24,330
Joint venture income                                             233           426                 824         1,341
Interest income                                                  288           432               1,041         1,191
Other                                                            (18)          (12)                (47)          (39)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                    (4,262)       10,398              (1,999)       26,823
Income taxes (Note 4)                                            831        (3,055)                  -        (8,318)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $(3,431)      $ 7,343             $(1,999)     $ 18,505
========================================================================================================================

Net income (loss) per share:
    Basic (Note 5)                                           $ (0.15)      $  0.33             $ (0.09)     $   0.84
    Diluted (Note 5)                                         $ (0.15)      $  0.33             $ (0.09)     $   0.83
========================================================================================================================

Number of shares used in per share calculations:
    Basic (Note 5)                                            22,250        22,151              22,227        22,139
    Diluted (Note 5)                                          22,250        22,401              22,227        22,344
========================================================================================================================
*Share and per share data reflect a two-for-one  stock split effective  November
1997.

The accompanying notes are an integral part of these financial statements.



                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


------------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
(in thousands)                                                    Sept. 25, 1998    Sept. 26, 1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                $ (1,999)      $ 18,505
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
     Amortization of stock incentive plans                                 861            215
     Depreciation                                                        2,933          2,733
     Undistributed earnings of joint venture, other                       (568)        (1,182)
     Net change in operating assets and liabilities (A)                  4,738         (2,413)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                5,965         17,858
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                               (1,335)        (3,665)
     Purchase of investments                                           (46,509)        (3,520)
     Proceeds from sale of investments                                  29,255          2,797
------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                  (18,589)        (4,388)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Shares tendered for exercise of stock options                        (438)          (311)
     Net cash provided by employee stock plans                             241            303
     Cash dividends paid                                               (13,545)       (11,526)
------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                  (13,742)       (11,534)
------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       (26,366)         1,936
Cash and cash equivalents, at the beginning of the period               34,717         32,685
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period                   $  8,351       $ 34,621
======================================================================================================

(A) Change in operating assets and liabilities:
       (Increase)/decrease in accounts receivable                     $  7,310       $(10,659)
       (Increase)/decrease in inventories                                   57          1,696
       (Increase)/decrease in other current assets                        (532)           (64)
       Increase/(decrease) in accounts payable                          (1,114)         2,820
       Increase/(decrease) in other accrued expenses                      (983)         3,794
------------------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities                 $  4,738       $ (2,413)
======================================================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

In the opinion of the Company, the accompanying condensed consolidated financial statements for the periods ended September 25, 1998, and September 26, 1997, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 25, 1998, and December 31, 1997, and the results of operations and cash flows for the periods ended September 25, 1998, and September 26, 1997. In May 1998, the Company completed the acquisition of Granville-Phillips Company (GPC). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 (see Note 7). All prior period condensed consolidated financial statements have been restated to include the financial position, results of operations and cash flows of GPC as though it had been part of the Company for all periods presented. Certain reclassifications have been made on the condensed Consolidated Statements of Operations between Cost of sales and Selling, general and administrative expenses for all periods presented to conform the accounting policies of GPC to the Company's.

The results of operations for the nine-month period ended September 25, 1998, are not necessarily indicative of the results expected for the full year.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit of the nine-month periods ended September 25, 1998, and September 26, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.


Note 2 - Short-Term Investments

At September 25, 1998 the Company had $20,692,000 of investments classified as "available-for-sale" and $275,000 of investments classified as "held-to-maturity" as defined by Statement of Financial Accounting Standard No. 115.

Note 3 - Inventories

-----------------------------------------------------------------------
(in thousands)                      Sept. 25, 1998     Dec. 31, 1997
-----------------------------------------------------------------------
Finished goods                        $ 3,392           $ 4,355
Work in process                         7,821             7,367
Materials and parts                     4,101             3,649
                                      ---------------------------------
Inventories                           $15,314           $15,371
                                      =================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income Taxes

The net federal, state and foreign income tax provisions was $0 for the nine-month period ended September 25, 1998 and $8,318,000 for the nine-month period ended September 26, 1997. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for United States taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested. The effective income tax rate for the nine-month periods ended September 25, 1998, and September 26, 1997, was 0% and 31%, respectively. The effective tax benefit for the nine-month period was unfavorably impacted by the charges for merger and other costs which are not fully deductible for tax purposes. The tax rate in 1997 was less than the statutory rate because GPC was a Subchapter S Corporation for federal income tax purposes. Accordingly, the income tax related to GPC income was the responsibility of the individual shareholders of GPC.

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

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 (Cont'd.)

The following table sets forth the computation of basic and diluted net income per common share:

-----------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
(in thousands except per share data)                                              Sept. 25, 1998   Sept. 26, 1997
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                   $(1,999)          $ 18,505
                                                                                    ==========================

Basic shares                                                                         22,227             22,139
Add: Common  equivalent shares  representing  shares issuable upon conversion of stock options (using the treasury stock method).  Options  outstanding  not included in the computation of diluted shares were 421 for 1998 because the
     Company was in a net  operating  loss  position,  and the inclusion of such shares  would be  anti-dilutive.  No  options  were  excluded  for the 1997
     computation.                                                                         -                205
                                                                                    --------------------------
Diluted shares                                                                       22,227             22,344
                                                                                    ==========================

Basic net income (loss) per share                                                   $ (0.09)          $   0.84
                                                                                    ==========================

Diluted net income (loss) per share                                                 $ (0.09)          $   0.83
                                                                                    ==========================


Note 6 - Comprehensive Income

The Company has adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income", which requires unrealized gains or losses on the Company's investments and foreign currency translation adjustments, which prior to adoption of the standard were reported separately in stockholders' equity, to be included in other comprehensive income.

------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
(in thousands)                                                                    Sept. 25, 1998   Sept. 26, 1997
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                   $(1,999)           $18,505
                                                                                    ---------------------------

Other comprehensive income (loss) before tax
     Foreign currency translation adjustment                                           (954)              (439)
     Unrealized gain on available-for-sale investment                                    38                  -
                                                                                    --------------------------
Other comprehensive income (loss), before tax                                          (916)              (439)
Income tax related to items of other comprehensive income                               268                 51
                                                                                    ---------------------------
Other comprehensive income (loss), net of tax                                          (648)              (388)
                                                                                    ---------------------------
Comprehensive income (loss)                                                         $(2,647)           $18,117
                                                                                    ===========================


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Business Combination

On May 7, 1998, the Company acquired Granville-Phillips Company (GPC). GPC is a Boulder, Colorado based company, which develops and manufactures instrumentation for vacuum measurement and control. GPC's products are used principally in semiconductor, flat panel display, and disk drive manufacturing processes. The Company issued 2,382,925 shares of common stock for all of the common stock of GPC. The business combination was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the financial position, results of operations and cash flows of GPC as though it had been part of the Company for all periods presented.

The following information presents certain statement of operations data of the Company and GPC for the periods prior to the acquisition:

--------------------------------------------------------------------------------
                                                            Three months ended
(in thousands)                                                March 27, 1998
--------------------------------------------------------------------------------

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
                                                                =======

GPC was an S Corporation for tax purposes prior to the acquisition. In accordance with SAB topic 4B, the amount of undistributed earnings of $2.8 million generated during the periods that GPC was taxed as an S Corporation was transferred from retained earnings to capital in excess of par value at the time of the merger. The following pro forma information gives effect to adjustments that provide for income taxes as if GPC was treated as a C Corporation for the periods presented. The pro forma information is shown for comparative purposes only.

                      PRO FORMA NET INCOME PER COMMON SHARE

--------------------------------------------------------------------------------
                                                         Three months ended
(in thousands except per share data)                        March 27, 1998
--------------------------------------------------------------------------------

Historical net income                                           $1,865
   Adjustment to income tax expense to
   convert from S Corporation to
   C Corporation status                                            296
                                                                ------
Unaudited pro forma net income                                  $2,161
                                                                ======

Unaudited pro forma net income per common share:
   Basic                                                        $ 0.10
   Diluted                                                      $ 0.10

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Merger, Restructuring and Other Costs

In the third quarter of 1998, the Company recorded a pre-tax nonrecurring charge of $2.5 million against results of operations associated with the restructuring plan announced by the Company on September 2, 1998. The charge included provisions for severance and benefits of $1.3 million resulting from reductions of approximately 15% of the Company's workforce, costs of $1.0 million related to closing a leased satellite facility and $.2 million for impairment of certain assets. As of September 25, 1998, $.3 million was charged against accrued restructuring costs for severance and benefit payments to former employees, and the Company expects the balance to be paid by May 1999. Also, facilities expense charged against accrued restructuring costs amounted to $.1 million, and the Company expects to pay the balance through September 1999. The Company incurred costs of $3.5 million during the first six months of 1998 in connection with the acquisition of GPC. These costs consisted primarily of compensation expense for stock incentive plans for certain GPC employees (which plans were discontinued at the time of the merger) and fees for professional services.

Note 9 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financial statements issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits". The Company will comply with the disclosure requirements of these statements in its 1998 Annual Report to Shareholders.

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


Results of Operations

Net sales for the quarter were $18.6 million compared with $42.5 million a year ago, a decrease of 56%. Net sales for the nine-month period were $75.8 million compared with $116.4 million for the nine-month period of 1997, a decrease of 35%. This decline in sales is a result of the slowdown in the global market for semiconductor capital equipment primarily due to the current economic conditions in the Pacific Rim and over capacity in the memory chip market.

Gross profit percentage for the quarter was 32.1% compared with 47.9% for the third quarter of 1997. Gross profit percentage for the first nine months of 1998 was 40.4% versus 47.6% for the first nine months of 1997. The decreases are primarily due to the lower sales volume.

Research and development expenditures of $2.1 million for the quarter were $.6 million lower than the same period last year, while year-to-date spending was $8.2 million, which was essentially the same as the same period last year. The Company continues to develop new products to meet the vacuum system needs of companies in the semiconductor, disk drive and flat panel display industries. Total Selling, general and administrative expense decreased by $1.9 million in the third quarter and $2.7 million for the first nine months compared to the same periods in 1997, primarily due to the lower variable compensation expense and selling costs.

On September 2, 1998, the Company announced a restructuring plan to align its human and capital resources with the Company's strategy of expanding its global support services business. The Company recorded a pre-tax nonrecurring charge of $2.5 million against results of operations in the third quarter of 1998 associated with the plan. The charge included provisions for severance and benefits of $1.3 million resulting from reductions of approximately 15% of the Company's workforce, costs of $1.0 million related to closing a leased satellite facility and $.2 million for impairment of certain assets. As of September 25, 1998, $.3 million was charged against accrued restructuring costs for severance and benefit payments to former employees, and the Company expects the balance to be paid by May 1999. Also, facilities expense charged against accrued restructuring costs amounted to $.1 million, and the Company expects to pay the balance through September 1999. The Company incurred costs of $3.5 million during the first six months of 1998 in connection with the acquisition of GPC. These costs consisted primarily of compensation expense for stock incentive plans for certain GPC employees (which plans were discontinued at the time of the merger) and fees for professional services.

Operating income in the third quarter of 1998 decreased $14.3 million compared with the third quarter of 1997. Operating income for the first nine months of 1998 decreased by $28.1 million compared with the same period a year ago. The decrease in operating income was due to lower revenue levels and merger, restructuring and other costs.

                          HELIX TECHNOLOGY CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations (Continued)

Income from the Company's joint venture in Japan declined $.2 million for the third quarter of 1998 compared with the third quarter of 1997. Joint venture income declined $.5 million for the first nine months of 1998 compared with the same period last year.

For the third quarter of 1998, the Company had a pretax loss of $4.3 million resulting in a tax benefit of $.8 million compared to pretax income of $10.4 million and a provision of $3.1 million for the same period a year ago. The Company's provision for income taxes was $0 and $8.3 million for the first nine months of 1998 and 1997, respectively. The effective tax rate for the nine-month periods ended September 25, 1998, and September 26, 1997, was 0% and 31.0%,
respectively. The effective tax benefit for the nine-month period was unfavorably impacted by the charges for merger and other costs which are not fully deductible for tax purposes. The tax rate in 1997 was less than the statutory rate because GPC was a Subchapter S Corporation for federal income tax purposes.


Liquidity and Capital Resources

Cash provided by operating activities for the first nine months of 1998 was $6.0 million compared with $17.9 million for the comparable period last year due to lower sales volume.

Cash used by investing activities increased by $14.2 million during the first nine months of 1998 compared with the same period last year. The increase was primarily due to the purchase of available-for-sale investments comprised primarily of short-term tax exempt securities.

The Company's informal bank money market lines of credit amount to $12.0 million. There were no borrowings under these agreements during 1998 or 1997.

Cash dividends paid to stockholders during the first nine months of 1998 were $13.5 million compared with $11.5 million during the first nine months of 1997. On October 22, 1998, the Board of Directors voted to reduce the quarterly cash dividend from $.21 per share to $.12 per share.

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


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report segment information on the basis used internally to measure segment performance in complete financial statements and in condensed interim financials issued to stockholders. This segment information includes their products and services, the geographic areas in which they operate and their major customers. In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Post Retirement Benefits". The Company will comply with the disclosure
requirements  of  all  of  these   statements  in  the  1998  Annual  Report  to
Shareholders.

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

            4A    Description  of  Common   Stock   (incorporated   herein,   by
                  reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            4B    Description  of  Preferred  Stock  (incorporated  herein,   by
                  reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

            27.1  Financial Data Schedule (EDGAR version only)

            27.2  Financial Data Schedule (EDGAR version only)

Item 6(b).  Reports on Form 8-K

            No Form 8-K was required to be filed during the quarter ended September 25, 1998.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          HELIX TECHNOLOGY CORPORATION
                                                    (Registrant)





November 6, 1998                          By: /s/Michael El-Hillow
---------------------                     ---------------------------------
Date                                      Michael El-Hillow
                                          Senior Vice President and
                                          Chief Financial Officer