Form 10-K
period 1998-12-31
HELIX TECHNOLOGY CORP
filed 1999-03-19
CIK 46709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

     For the Year Ended December 31, 1998    Commission File Number 0-6866

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of February 26, 1999, (computed by reference to the quoted selling prices of such stock in the over-the-counter market), was $430,281,855.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of February 26, 1999, was 22,319,131.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders to be filed with the SEC in March 1999 are incorporated by reference into Part III, Items 10-12.

HELIX TECHNOLOGY CORPORATION                                  10-K Annual Report
Commission File No. 0-6866                                    For the Year Ended
                                                               December 31, 1998

                                     PART I

Item 1. Business

     General HELIX TECHNOLOGY CORPORATION (the "Company"), a Delaware corporation organized in 1967, provides critical enabling vacuum system technology to a broad range of electronic component manufacturers, principally for the production of semiconductors, disk drives and flat panel displays.

The Company's On-Board technology is a comprehensive package of hardware and software that can integrate both Helix and non-Helix vacuum products. (On-Board is a registered trademark of Helix Technology Corporation.) These systems provide original equipment manufacturers the flexibility to rapidly implement a full range of process-driven solutions and end-users performance-enhancing process controls, advanced diagnostics and communications capabilities to increase system uptime and to lower the cost of ownership.

The Company's On-Board Cryopump product continues to be the industry standard high-vacuum pump for both the PVD (Physical Vapor Deposition or "sputtering") and ion implantation markets. Its On-Board Waterpumps, On-Board Turbopumps and On-Board TurboPlus give the Company products to support the CVD (Chemical Vapor Deposition) and etch processes.

The Company's STABIL-ION and CONVECTRON vacuum measurement systems are considered industry standards and are used in the PVD, ion implantation, CVD and etch processes. (STABIL-ION and CONVECTRON are registered trademarks of Helix Technology Corporation.) The Company's vacuum gauging products are also integrated into analytical instruments, primarily mass spectrometers.

The Company maintains Customer Support Centers strategically located throughout the world to provide replacement parts, overhaul, repair and upgrade services. The Company's unique GUTS (Guaranteed Up-Time Support) rapid response system, which has been the industry benchmark since 1985, is designed to assure that users of the Company's products have direct, twenty-four-hour-a-day access to the resources of the Customer Support Centers. (GUTS is a registered trademark of Helix Technology Corporation.)

The Company encounters competition in both domestic and foreign markets for its products. Competition comes from smaller firms and from larger firms which have greater total resources than the Company. Customer service, product quality, performance and price are all factors in selling the Company's products.

The Company's business is, generally, not dependent on the availability of raw materials or components from any single source. Certain components, however, may be available from only one or two qualified sources. The Company's policy is to develop alternative sources for components and, where possible, to avoid using scarce raw materials in its products.

                                     PART I

The Company holds many U.S. and foreign patents in the fields of vacuum pumping, gauging and cryogenics that it believes are significant to its operations. These patents expire at various years through 2016. No patents which the Company considers significant expire during the next five years. Trademarks are considered important to the Company's business. These trademarks are protected by registration in the United States and other countries in which the Company's products are marketed.

The Company and Ulvac Corporation of Chigasaki, Japan, operate a joint venture, Ulvac Cryogenics, Inc. ("UCI") formed in 1981, which manufactures and sells cryogenic vacuum pumps, principally to Ulvac Corporation. Each company owns 50% of UCI and made initial cash investments of approximately $100,000, with no subsequent cash investments. The joint venture arrangement includes a license and technology agreement from the Company and a management and consultation agreement from Ulvac Corporation. The Company and Ulvac Corporation essentially share control of the joint venture.

On May 7, 1998, the Company acquired Granville-Phillips Company ("GPC"). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and disk drive manufacturing processes.

     Backlog - The backlog of orders believed to be firm was approximately $4.8 million at December 31, 1998, compared to $7.0 million at December 31, 1997. The Company expects to recognize revenues from essentially all of the December 31, 1998, backlog during 1999.

     Research and Development - The Company expended $10,106,000 in 1998 on research and development efforts compared to $11,540,000 and $10,213,000 in 1997 and 1996, respectively. These expenditures reflect development activities relating to product enhancements and new products for commercial applications.

     Employment - Total employment in the Company at the end of 1998 was 457 compared with 606 and 503 at the end of 1997 and 1996, respectively. This includes temporary employees of eight at the end of 1998 compared to 65 and 27 in 1997 and 1996, respectively.

     Environmental Affairs - Compliance with federal, state and local provisions relating to environmental quality has not had, and is not expected to have, a material impact upon capital expenditures, earnings or the competitive position of the Company.

     Financial Information about One Operating Segment and Major Customers - The Company's one operating segment is cryogenic and vacuum equipment. The Company's largest customer is Applied Materials, the world's largest manufacturer of semiconductor capital equipment, representing 20%, 30% and 28% of net sales for 1998, 1997 and 1996, respectively. Information concerning the Company's industry segment information and different geographical areas are included in Note G of Notes to Consolidated Financial Statements included elsewhere in this report.

                                     PART I

Item 2. Properties

The Company occupies approximately 230,000 square feet worldwide, as described in the table below.

                            Size    Lease
       Location          (Sq. Ft.) Expires              Functions
       --------          --------- -------              ---------

Mansfield, Massachusetts  155,000   2006    Corporate headquarters, engineering,
                                            manufacturing, sales and
                                            marketing and administration
Boulder, Colorado          22,000   Owned   Engineering, manufacturing, and
                            9,000   2001    sales and marketing
Santa Clara, California    11,000   2000    Sales office, customer support and
                                            repair depot
Austin, Texas              12,000   1999    Sales office and customer support
Phoenix, Arizona            1,300   2000    Sales office and customer support
Scotland                    5,300   2020    Sales office and customer support
Germany                     2,500   2000    Sales office and customer support
France                      6,400   2000    Sales office, customer support and
                                            repair depot
Japan                       5,160   2000    Sales office and customer support

The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required. The lease on the Mansfield,
Massachusetts, facility provides for renewal options for up to fifteen additional years.

Item 3. Legal Proceedings

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock is traded on the NASDAQ National Market (NASDAQ symbol HELX). At December 31, 1998, there were 22,319,131 shares of common stock outstanding and approximately 854 common stockholders of record.

Price Range of Common Stock and Cash Dividend Per Common Share

The price range and cash dividend per common share of the Company's common stock by quarter are:

                                  First      Second       Third       Fourth
        1998                     Quarter     Quarter     Quarter      Quarter
-----------------------------------------------------------------------------
Stock price
  High                            $25.13     $20.63       $15.50      $14.00
  Low                             $17.75     $14.75       $ 9.25      $ 6.81
Cash dividends per share (1)      $  .21     $  .21       $  .21      $  .12

                                  First      Second       Third       Fourth
        1997                     Quarter     Quarter     Quarter      Quarter
-----------------------------------------------------------------------------
Stock price
  High (2)                        $18.63     $21.00       $33.38      $31.53
  Low (2)                         $14.13     $15.00       $19.50      $17.50
Cash dividends per share (1)(2)   $ .175     $ .175       $ .175      $  .21

(1) Cash dividends per share declared in periods prior to the acquisition of Granville-Phillips Company are based on shares outstanding at that time and therefore do not reflect the 2,383,000 shares issued as part of the acquisition.
(2) Market prices and per share data reflect a two-for-one common stock split effective November 1997.

The Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on March 11, 1999, to common stockholders of record at the close of business on February 25, 1999.

                                     PART II


Item 6. Selected Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein. In connection with the acquisition of Granville-Phillips Company in 1998, accounted for as a pooling of interests, all prior-period financial data has been restated to include the impact of the combination.

(in thousands except per share data)    1998        1997       1996      1995     1994
------------------------------------------------------------------------------------------

Net sales ........................   $ 95,345    $157,076   $151,665   $145,370   $103,176

Net income (loss) (1) ............   $ (1,920)   $ 25,544   $ 25,126   $ 24,694   $ 11,786

Basic net income (loss)
   per share (2) .................   $  (0.09)   $   1.15   $   1.15   $   1.14   $   0.55

Diluted net income (loss)
   per share (2) .................   $  (0.09)   $   1.14   $   1.14   $   1.12   $   0.54

Cash dividends per share (1)(2)(3)   $    .75    $  0.735   $   0.65   $   0.29   $  0.145

Total assets .....................   $ 75,652    $ 96,219   $ 83,005   $ 79,509   $ 53,173

Basic shares (2) .................     22,262      22,151     21,788     21,592     21,260
Diluted shares (2) ...............     22,262      22,353     22,096     22,124     21,812

(1) Net loss for the year ended December 31, 1998, reflects merger and other special charges of $3,546,000 related to the acquisition of Granville-Phillips
Company and restructuring and other special charges of $2,500,000 related to work force reductions, exit costs for a leased facility and impairment of certain assets. (See Note 1 of Notes to Consolidated Financial Statements.)
(2) All share and per share data reflect a two-for-one common stock split effective November 1997.
(3) Cash dividends per share declared in periods prior to the acquisition are based on shares outstanding at that time and therefore do not reflect the 2,383,000 shares issued as part of the acquisition.


                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 7, 1998, the Company acquired Granville-Phillips Company ("GPC"). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and disk drive manufacturing processes. The transaction was accounted for as a pooling of interests; and accordingly, the financial results of the Company for all periods presented include the financial position, results of operations, stockholders' equity, comprehensive income and cash flows of GPC.

Results of Operations - 1998 Compared with 1997

Net sales for 1998 were $95.3 million compared to $157.1 million in 1997, a decrease of $61.8 million. This decline is attributable to the excess capacity in the worldwide semiconductor industry, combined with the economic slump in the Pacific Rim.

Total gross profit as a percentage of net sales was 39.8% for 1998, compared to 48.2% for the prior year. The reduction in gross margin was caused by the substantial decline in production volume and the related increase in excess capacity and manufacturing unit costs.

Research and development expenses for 1998 were $10.1 million or 10.6% of net sales, compared to $11.5 million or 7.3% of net sales for 1997. As industry conditions worsened during the year, the Company delayed certain expenditures on projects it believed were not critical during the downturn. Despite the decline in the semiconductor capital equipment business environment and the continued weakness of the Asian markets, the Company continues to fund its long-term strategic development programs. These actions are expected to position the Company for growth as the economics improve in the worldwide semiconductor industry.

Selling, general and administrative expenses decreased in 1998 to $26.6 million from $30.9 million in the prior year. This reduction in spending is primarily attributable to a decrease in variable compensation, lower sales commission expense and a reduction in advertising and promotional expenditures, which was partially offset by expenses associated with the opening of the Company's sales office in Japan.

During 1998, the Company incurred certain special charges. In the second quarter, the Company acquired GPC in a transaction accounted for as a pooling of interests. Direct acquisition costs, including professional fees and compensation expense for various incentive plans for certain GPC employees, amounted to $3.5 million and were charged against results of operations. During the third quarter, the Company restructured its domestic operations to eliminate non-strategic spending, while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge of $2.5 million. The restructuring included provisions for termination benefits of $1.3 million paid to approximately 80 personnel, $1.0 million relating to the closing of a leased facility and $0.2 million for the impairment of certain assets. Approximately $0.7 million of the charge was non-cash, relating to the write-off of certain leasehold improvements in the closed facility and the impairment of the assets. The Company expects that these changes will provide approximately $5.0 million of

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - 1998 Compared with 1997 (continued)

annual cost savings in 1999. At December 31, 1998, $0.9 million of restructuring and special charges remained in other accrued expenses, which the Company expects to be paid or amortized by the end of the third quarter of 1999.

As a result of the decline in net sales and the special charges recorded during 1998, the Company experienced an operating loss of $4.8 million or 5.0% of net sales, compared to an operating profit of $33.3 million or 21.2% of net sales for the prior year.

Royalty and equity income from the Company's joint venture in Japan decreased by $0.8 million in 1998 due to the downturn in the Japanese semiconductor capital equipment market.

Interest and other income for 1998 was $1.2 million compared with $1.8 million for 1997, reflecting lower cash, cash equivalent and investment balances during the year.

The Company recorded an income tax benefit of $0.7 million for 1998 compared to a tax provision of $11.3 million for the previous year. In 1998, the Company had an operating loss before taxes due to merger, restructuring and special charges. The Company benefited from research and development and other tax credits. The 1997 provision of 30.6% is less than the federal statutory rate of 35% because Granville-Phillips Company was an S-Corporation prior to the acquisition and, therefore, not subject to federal income tax.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.4 million in 1998. The Company invested $2.6 million, primarily in machinery and equipment, during 1998. As of December 31, 1998, there are no anticipated material future capital expenditures. Cash dividends paid to stockholders during 1998 were $16.1 million compared to $16.3 million for 1997. In October 1998, the Company's Board of Directors decided to reduce the quarterly dividend from $.21 per common share to $.12 per common share due to the uncertain business environment in the semiconductor capital equipment market.

At December 31, 1998, the Company had informal bank money market lines of credit of $12.0 million. There have been no borrowings under these agreements since 1993. Since the agreements are informal and unused, terms would be negotiated as necessary. The Company does not anticipate utilizing these lines of credit in the near term.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company believes that existing cash, cash equivalents and investment balances, anticipated cash flow from operations and funds available under existing credit lines will be adequate to fund operations and that it has further financing options should additional funds be required.

Results of Operations - 1997 Compared with 1996

Net sales for 1997 were $157.1 million compared to $151.7 million in 1996, an increase of $5.4 million. The growth in sales resulted primarily from record sales of the Company's cryogenic vacuum products and instruments for vacuum measurement and control, used principally by semiconductor manufacturers worldwide. Net sales showed sequential quarterly improvement during the first three quarters of 1997 as the global market for semiconductor capital equipment strengthened. Net sales decreased in the fourth quarter due to the downturn in the worldwide semiconductor industry.

Total gross profit as a percentage of net sales was 48.2% in 1997 compared with 48.0% in 1996. The increase in gross profit was attributable to the efficiencies derived from the Company's high production volumes and ongoing cost-reduction initiatives.

Research and development expenses increased to $11.5 million or 7.3% of net sales for 1997 compared to $10.2 million or 6.7% of net sales for 1996. This increase reflects continued funding by the Company of long-term strategic development programs in response to the increasing demand from the semiconductor industry for new products and product enhancements.

Selling, general and administrative expenses increased to $30.9 million or 19.7% of net sales for 1997 compared to $27.8 million or 18.3% of net sales for the prior year. This increase is primarily due to increases in salaries and variable compensation expense, and to increased sales and marketing efforts worldwide.

Royalty and equity income from the Company's joint venture in Japan improved $0.3 million over 1996.

Interest and other income for 1997 was $1.8 million compared with $1.5 million for 1996, reflecting higher cash and cash equivalent balances during the year.

The Company's provision for income taxes was $11.3 million and $12.6 million in 1997 and 1996, respectively. The difference between the statutory federal tax rate of 35% and the Company's effective tax rate of 30.6% and 33.4% for 1997 and 1996, respectively, is principally due to the impact of Granville-Phillips Company's status as an S-Corporation, which is not subject to federal income taxes. Also in 1997, the Company generated a greater benefit from tax credits for research and development expenditures.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 in 2000 is not expected to have a material impact on the Company's financial statements.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which generally have had a severe effect on the semiconductor industry's demand for capital equipment and have affected the Company's results of operations. There can be no assurance that developments in the semiconductor industry or the semiconductor equipment industry will occur at the rate or in the manner expected by the Company.

In addition to the cyclical nature, risks and uncertainties of the semiconductor industry, the Company faces the following risks and uncertainties: the need to continuously develop, manufacture and gain customers' acceptance of new products and product enhancements; dependence on a limited number of customers (the Company's ten largest customers accounted for approximately 39% of net sales, and its largest customer, Applied Materials, Inc, accounted for approximately 20% of net sales in 1998); its ability to attract and retain certain key personnel; the ability of the Company to protect its technology assets by obtaining and enforcing patents; dependence on sole and limited source suppliers for certain components and subassemblies included in the Company's products and systems. As a result of the

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain Factors That May Effect Future Results (continued)

foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially affect its business, financial position, results of operations and stock price.

Year 2000

The Year 2000 problem refers to the potential for information systems to be unable to correctly recognize and process calendar dates and date-sensitive information involving dates on or after January 1, 2000. The Company is addressing its Year 2000 risk within four categories: 1) internal business software, 2) internal systems (hardware and software, exclusive of business software), 3) external suppliers of goods and services, and 4) the Company's products.

INTERNAL BUSINESS SOFTWARE. The Company's internal business systems that collectively provide the major processing functions for its operations are not Year 2000 compliant. The remediation/replacement of those systems was begun in mid-1998 and is scheduled for completion by March 1999.

INTERNAL  SYSTEMS.  The Company  utilizes  other systems  (exclusive of business systems discussed above) to perform certain data processing, including computer-based programs, networking equipment, laboratory equipment, building security and atmosphere control systems, fax and copy machines, and others. Starting in the first quarter of 1998, the Company initiated a comprehensive program to address Year 2000 problems with such internal systems, consisting of: forming a project team of representatives from across the Company; inventorying and assessing each internal system to determine whether it was compliant or non-compliant to Year 2000 problems; and developing a plan to address all non-compliant systems.

The Company is on schedule with its remediation efforts and expects to be completed by June 1999. Testing of each remediated initial system is performed at the time of such remediation. Additional testing will be performed during the second half of 1999, focusing on those systems classified as high risk of failure as well as critical to the business. Independent organizations might be employed to assist the Company as needed to test and verify such internal systems are Year 2000 compliant.

EXTERNAL SUPPLIERS OF GOODS AND SERVICES. Starting in January 1998, the Company undertook a program to understand and mitigate Year 2000 problems with those external suppliers who are crucial to the Company's operations, including parts providers, carriers, telecommunications providers, utilities, financial institutions and others. A series of questionnaires was sent to external suppliers. As a result, the Company has determined that the majority of the Company's suppliers are either Year 2000 compliant or are aware of the problem and have an active program underway to address their particular problems. For each supplier who is not Year 2000 compliant, the Company has defined a contingency plan in case the supplier cannot or will not resolve its Year 2000 problems in a timely

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 (continued)

manner. The plan elements differ for each supplier but generally consist of one or more actions such as: work with the supplier to help resolve their Year 2000 problems; develop alternative suppliers for sole-source components; redesign products to negate the need for non-compliant suppliers; maintain back-up inventories of critical components to protect against temporary disruptions in supply; evaluate alternative component and product delivery mechanisms; and monitor those suppliers who have active Year 2000 programs underway to verify progress against those suppliers' scheduled milestones.

The Company will continue these monitoring activities until satisfied that all crucial suppliers are Year 2000 compliant. In addition, the Company has enhanced its new supplier qualification process to require new suppliers to be Year 2000 compliant in all aspects of their operations and products.

THE COMPANY'S PRODUCTS. Certain of the Company's products contain embedded software. In 1997, the Company performed an assessment of all such software to determine Year 2000 compliance. As a result, the Company believes that there are no material issues regarding the use of its products. The Company also has enhanced its product development and testing processes to ensure that all new products are Year 2000 compliant.

The Company estimates that the total cost associated with addressing the Year 2000 problem is approximately $0.9 million, of which approximately $0.7 million has been incurred to date. Of the total cost, approximately $0.7 million relates to new systems and has been capitalized, and the remainder has or will be expensed as incurred. These cost estimates are approximate and subject to change due to unforeseen internal or external conditions.

While the Company believes that it is addressing all material Year 2000 problems, there are a number of risks associated with Year 2000, only some of which are within the control of the Company. These risks include unforeseen difficulties in completing certain Year 2000 programs, an incomplete inventory of internal systems, and the failure of one or more suppliers to adequately address the Year 2000 problem. The Company's Year 2000 efforts are meant to help manage and mitigate these risks.

                                     PART II

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company's business is conducted outside of the United States through its foreign subsidiaries. The foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. To reduce the risks associated with foreign currency rate fluctuations, the Company has entered into forward exchange contracts on a continuing basis to hedge the currency exposures. Gains and losses on forward exchange contracts qualifying for hedge accounting were immaterial for years presented and are classified in cost of sales. The Company plans to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at December 31, 1998, would be $240,000. The potential loss was estimated calculating the fair value of the forward exchange contracts at December 31, 1998, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

                                     PART II

Item 8. Financial Statements and Supplementary Data

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       SCHEDULES COVERED BY THE REPORT OF
                             INDEPENDENT ACCOUNTANTS

                                                                         Page(s)

Report of Independent Accountants..........................................23

Consolidated Financial Statements of Helix Technology Corporation

     Consolidated Balance Sheets as of December 31, 1998 and 1997..........24

     Consolidated Statements of Operations for the Years Ended
        December 31, 1998, 1997 and 1996...................................25

     Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1998, 1997 and 1996...............26

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1998, 1997 and 1996.............................27

     Consolidated Statements of Comprehensive Income (Loss) for the
        Years Ended December 31, 1998 and 1997                             28

     Notes to Consolidated Financial Statements.... .......................29-42

Report of Independent Accountants..........................................43

Quarterly Results (Unaudited)..............................................44

Financial Statement Schedule for the Years Ended December 31, 1998, 1997
and 1996

     II.   Valuation and Qualifying Accounts...............................45

Schedules other than those listed above have been omitted since they are either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change accountants or file a Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the two-year period ended December 31, 1998.

                                   PART III

Item 10.  Directors and Executive Officers of The Registrant

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the current Executive Officers of the Company who are not Directors of the Company.

Mr. Robert E. Anastasi is 52 and has served the Company as Senior Vice President since July 1997 and Vice President since June 1991.

Mr. Michael El-Hillow is 47 and has served the Company as Senior Vice President and Chief Financial Officer since July 1997 and Vice President and Chief Financial Officer since April 1997. He was Vice President and Chief Financial Officer of A.T. Cross Company from January 1991 until April 1997.

Mr. Christopher Moody is 43 and has served the Company as Senior Vice President since August 1997. He was Vice President of Japan Sales at KLA-Tencor Corporation from April 1996 until August 1997 and Director of Sales for KLA Instruments Wafer Inspection Division from January 1995 until April 1996. He served as National Sales Manager at Eaton Corporation, Semiconductor Equipment Division, from 1993 until January 1995.

Mr. Richard J. Paynting is 51 and has served the Company as Senior Vice President since July 1997 and Vice President since August 1996. He was Director of New Products at Bose Corporation from May 1991 until August 1996.

Additional information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the SEC in March 1999, pursuant to Regulation 14A.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the SEC in March 1999, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1999 Annual Meeting of Stockholders which will be filed with the SEC in March 1999, pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

There were no related-party transactions.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                  Page Number(s)
                                                                  or
                                                                  Incorporation
                                                                  by
Description                                                       Reference to
-----------                                                       --------------

(a)  Financial Statements, Schedules & Exhibits:

     (1), (2) The Consolidated Financial Statements and required 14 schedules are indexed under Item 8.

     (3) Exhibits required by Item 601 of SEC Regulation S-K.
         (Exhibit numbers refer to exhibit number on Table I.)

         2.1  Agreement and Plan of Merger dated as of            Exhibit 2.1 to
              April 16, 1998 among Helix Technology Corporation,  the Company's
              Helix Acquisition Corporation, Granville-Phillips   Form 8-K filed
              Company and certain principal stockholders of       May 15, 1998.
              Granville-Phillips Company.

         2.2  Registration Rights Agreement dated May 7, 1998.    Exhibit 2.2 to
                                                                  the Company's
                                                                  Form 8-K filed
                                                                  May 15, 1998.

         2.3  Escrow Agreement dated May 7, 1998.                 Exhibit 2.3 to
                                                                  the Company's
                                                                  Form 8-K filed
                                                                  May 15, 1998.

         3.   Articles of Incorporation                           Exhibit 3 to
              Restated articles of incorporation as amended       the Company's
              on May 7, 1987, and May 18, 1988.                   Form 10-Q for
                                                                  the Quarter
                                                                  Ended
                                                                  September 30,
                                                                  1988.

              By-laws                                             Exhibit (3)-3
              As amended on December 10, 1986, and                to the
              December 9, 1987.                                   Company's Form
                                                                  10-K for the
                                                                  Year Ended
                                                                  December 31,
                                                                  1987.

         4A.  Description of Common Stock                         Exhibit 3 to
                                                                  the Company's
                                                                  Form 10-Q for
                                                                  the Quarter
                                                                  Ended
                                                                  September 30,
                                                                  1988.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                  Page Number(s)
                                                                  or
                                                                  Incorporation
                                                                  by
Description                                                       Reference to
-----------                                                       --------------

         4B.  Description of Preferred Stock                      Exhibit 3 to
                                                                  the Company's
                                                                  Form 10-Q for
                                                                  the Quarter
                                                                  Ended
                                                                  September 30,
                                                                  1988.

         10.  Material Contracts:

         (1)  Basic agreement between the Company and             Exhibit 10.13
              Ulvac Corporation dated August 17, 1981.            to a
                                                                  Registration
                                                                  Statement on
                                                                  Form S-2,
                                                                  Registration
                                                                  No. 2-84880.

         (2)  Lease agreement dated July 24, 1984,                Exhibit
              between WRC Properties, Inc. as Lessor              10-(14) to
              and the Company as Lessee.                          the Company's
                                                                  Form 10-K for
                                                                  the Year Ended
                                                                  December 31,
                                                                  1984.

         (3)  Lease agreement dated May 23, 1991, between         Exhibit
              Mansfield Corporate Center Limited                  10-(14) to the
              Partnership as Lessor and the Company               Company's Form
              as Lessee.                                          10-K for the
                                                                  Year Ended
                                                                  December 31,
                                                                  1991.

         (4)  Lease agreement dated May 21, 1996 between
              LakeCenter Plaza, Ltd., LLLP as Lessor and the Company as Lessee.

         (5)  Lease agreement dated August 7, 1998 between
              Mitsubishi Jisho Co., Ltd. as Lessor and the
              Company as Lessee.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                               Page Number(s)
                                                               or
                                                               Incorporation
                                                               by
Description                                                    Reference to
-----------                                                    -----------------

         Compensation Plans, Contracts and Arrangements:

         (6)  The Company's 1996 Equity Incentive Plan.        Exhibit A to
                                                               the Company's
                                                               Proxy
                                                               Statement for
                                                               its 1996
                                                               Annual Meeting
                                                               of
                                                               Stockholders
                                                               held on
                                                               April 24,
                                                               1996.

         (7)  The Company's 1996 Stock Option Plan for         Exhibit B to the
              Non-Employee Directors.                          Company's Proxy
                                                               Statement for its
                                                               1996 Annual
                                                               Meeting of
                                                               Stockholders held
                                                               on April 24,
                                                               1996.

         (8)  The Company's informal incentive bonus plan.     Exhibit 10.9 to a
                                                               Registration
                                                               Statement on Form
                                                               S-2, Registration
                                                               No. 2-84880.

         (9)  Employment agreement dated December 13, 1989,    Exhibit 9-(14) to
              as amended and restated on February 13, 1992,    the Company's
              and re-executed on May 28, 1992, between the     Form 10-K for the
              Company and Robert J. Lepofsky.                  Year Ended
                                                               December 31,
                                                               1992.

         (10) The Company's Section 125 Plan.                  Exhibit 18 to
                                                               Form 8, Amendment
                                                               No. 1 to the
                                                               1985 Annual
                                                               Report on Form
                                                               10-K.

         (11) The Company's Amended and Restated               Exhibit 10-(12)
              Employees' Pension Plan dated December 15,       to the Company's
              1994.                                            Form 10-K for the
                                                               Year Ended
                                                               December 31,
                                                               1994.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                              Page Number(s) or
                                                              Incorporation by
Description                                                   Reference to
-----------                                                   ------------------

         (12) The Company's Amended and Restated              Exhibit 10-(13) to
              Employee Personal Account Plan dated            the Company's Form
              December 15, 1994.                              10-K for the Year
                                                              Ended December 31,
                                                              1994.

         (13) The Company's Supplemental Key Executive        Exhibit 14-(14) to
              Retirement Plan effective February 13, 1992.    the Company's Form
                                                              10-K for the Year
                                                              Ended December 31,
                                                              1992.

         (14) Employment Agreement dated July 18, 1997,       Exhibit 10-(13) to
              between the Company and Robert E. Anastasi.     the Company's Form
                                                              10-K for the Year
                                                              Ended December 31,
                                                              1997.

         (15) Employment Agreement dated July 18, 1997,       Exhibit 10-(14) to
              between the Company and Michael El-Hillow.      the Company's Form
                                                              10-K for the Year
                                                              Ended December 31,
                                                              1997.

         (16) Employment Agreement dated August 18, 1997, Exhibit 10-(15) to between the Company and Christopher Moody. the Company's Form
                                                              10-K for the Year
                                                              Ended December 31,
                                                              1997.

         (17) Employment Agreement dated July 18, 1997,       Exhibit 10-(16) to
              between the Company and Richard J. Paynting.    the Company's Form
                                                              10-K for the Year
                                                              Ended December 31,
                                                              1997.
         (18) The Company's Amended and Restated
              Employee Savings Plan dated April 1, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     21.   Subsidiaries of the Registrant

     23.   Consent of Independent Accountants

     27.1  Financial Data Schedule (EDGAR version only)

     27.2  Financial Data Schedule (EDGAR version only)

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits required by Item 601 of Regulation S-K are indexed under (a)(3) above.

(d) Separate financial statements of: (1) subsidiaries not consolidated and fifty percent or less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) other Schedules are not filed because they are either not applicable or the items do not exceed the various disclosure levels.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of March, 1999.


                                           HELIX TECHNOLOGY CORPORATION
                                                  (Registrant)



                                        /s/Robert J. Lepofsky
                                        ----------------------------------------
                                           Robert J. Lepofsky
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 19th day of March, 1999, in the capacities indicated.

         Signatures                                Titles

(i)   Principal Executive Officer


      /s/Robert J. Lepofsky
      ---------------------
         Robert J. Lepofsky                President and Chief Executive Officer


(ii)  Principal Financial and
      Accounting Officer


     /s/Michael El-Hillow
     --------------------
        Michael El-Hillow                  Senior Vice President and Chief
                                           Financial Officer

     (iii)  A Majority of the Board of Directors



            /s/ Arthur R. Buckland            Director
            -------------------------
                Arthur R. Buckland



            /s/ Matthew O. Diggs, Jr.         Director
            -------------------------
                Matthew O. Diggs, Jr.



            /s/ Frank Gabron                  Director
            -------------------------
                Frank Gabron



            /s/ Robert H. Hayes               Director
            -------------------------
                Robert H. Hayes



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



            /s/ Wickham Skinner               Director
            -------------------------
                Wickham Skinner



            /s/ Mark S. Wrighton              Director
            -------------------------
                Mark S. Wrighton

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Stockholders of Helix Technology Corporation:

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Helix Technology Corporation at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
January 29, 1999


                          HELIX TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
(in thousands except share data)                          Notes          1998         1997
---------------------------------------------------------------------------------------------
ASSETS
Current:
  Cash and cash equivalents                                 A           $ 8,843      $34,717
  Investments                                               A            18,152        3,675
  Receivables - net of allowances of $228 in
   1998 and $240 in 1997                                                  9,783       18,185
  Inventories                                               A            14,811       15,371
  Deferred income taxes                                     A&D           5,157        4,234
  Other current assets                                                    1,106        1,119
---------------------------------------------------------------------------------------------
Total Current Assets                                                     57,852       77,301
---------------------------------------------------------------------------------------------

Property, plant and equipment at cost                       A            36,691       34,252
Less:  accumulated depreciation                                         (25,990)     (22,109)
---------------------------------------------------------------------------------------------
Net property, plant and equipment                                        10,701       12,143
Other assets                                                A&F           7,099        6,775
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $75,652      $96,219
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Accounts payable                                                      $ 3,752      $ 5,036
  Payroll and compensation                                                2,884        4,298
  Retirement costs                                          H             3,588        3,501
  Income taxes                                              A&D             507        3,022
  Other accrued liabilities                                 I             1,553          667
---------------------------------------------------------------------------------------------
Total Current Liabilities                                                12,284       16,524
---------------------------------------------------------------------------------------------

Commitments                                                 C                 -            -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                              -            -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,319,131 in 1998
  and 22,213,131 in 1997                                    E            22,319       22,213
Capital in excess of par value                                            7,936        3,684
Deferred compensation                                       I                 -         (953)
Treasury stock, $1 par value 34,000 shares                                 (438)           -
Accumulated other comprehensive income (loss)                              (359)          71
Retained earnings                                                        33,910       54,680
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               63,368       79,695
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $75,652      $96,219
=============================================================================================

The accompanying notes are an integral part of these financial statements.





                                HELIX TECHNOLOGY CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the years ended December 31,
(in thousands except per share data)              Notes        1998         1997         1996
-----------------------------------------------------------------------------------------------

Net sales                                                    $ 95,345    $157,076     $151,665
-----------------------------------------------------------------------------------------------

Costs and expenses:
Cost of sales                                                  57,373      81,325       78,892
Research and development                            A          10,106      11,540       10,213
Selling, general and administrative                 E          26,581      30,891       27,773
Merger, restructuring and special charges           I           6,046           -            -
-----------------------------------------------------------------------------------------------
                                                              100,106     123,756      116,878
-----------------------------------------------------------------------------------------------
Operating income (loss)                                        (4,761)     33,320       34,787

Joint venture income                                F             957       1,744        1,480
Interest and other income                                       1,234       1,754        1,457
-----------------------------------------------------------------------------------------------
Income (loss) before taxes                                     (2,570)     36,818       37,724
Income tax benefit (provision)                      A&D           650     (11,274)     (12,598)
-----------------------------------------------------------------------------------------------
Net income (loss)                                            $ (1,920)   $ 25,544     $ 25,126
===============================================================================================
Net income (loss) per share:
  Basic                                             A&E      $  (0.09)   $   1.15     $   1.15
  Diluted                                           A&E      $  (0.09)   $   1.14     $   1.14
===============================================================================================
Number of shares used in per share calculations:
  Basic                                             A&E        22,262      22,151       21,788
  Diluted                                           A&E        22,262      22,353       22,096
===============================================================================================


Pro Forma Results (unaudited)
Income (loss) before taxes                                   $ (2,570)   $ 36,818     $ 37,724
Income tax benefit (provision)                                    824     (12,767)     (13,675)
-----------------------------------------------------------------------------------------------
Pro forma net income (loss)                                  $ (1,746)   $ 24,051     $ 24,049
===============================================================================================
Pro forma net income (loss) per share:
   Basic                                                     $  (0.08)   $   1.09     $   1.10
   Diluted                                                   $  (0.08)   $   1.08     $   1.09
===============================================================================================

The accompanying notes are an integral part of these financial statements.




                          HELIX TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock                              Accumulated
                                      -------------------                             Other
                                               Capital in                         Comprehensive
                                       Par       Excess     Deferred     Treasury    Income/    Retained
(in thousands)                        Value      of Par    Compensation    Stock      (Loss)    Earnings     Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ......   $ 21,765    $  1,937    $   (508)   $   --      $  1,307    $ 35,787    $ 60,288
Shares issued for stock options .        419       1,417        --          --          --          --         1,836
Income tax benefit from
  exercise of stock options .....       --         1,739        --          --          --          --         1,739
Restricted stock (Note I) .......         99         749        (377)       --          --          --           471
Shares tendered for exercise
  of stock options ..............       (168)     (2,843)       --          --          --          --        (3,011)
Retirement of treasury stock ....        (80)       (895)       --          --          --          --          (975)
Other comprehensive loss ........       --          --          --          --          (474)       --          (474)
Net income ......................       --          --          --          --          --        25,126      25,126
Cash dividends ..................       --          --          --          --          --       (15,517)    (15,517)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ......     22,035       2,104        (885)       --           833      45,396      69,483
---------------------------------------------------------------------------------------------------------------------
Shares issued for stock options .        157       1,625        --          --          --          --         1,782
Income tax benefit from
  exercise of stock options .....       --           448        --          --          --          --           448
Restricted stock (Note I) .......         73         494         (68)       --          --          --           499
Shares tendered for exercise
  of stock options ..............        (52)       (987)       --          --          --          --        (1,039)
Other comprehensive loss ........       --          --          --          --          (762)       --          (762)
Net income ......................       --          --          --          --          --        25,544      25,544
Cash dividends ..................       --          --          --          --          --       (16,260)    (16,260)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ......     22,213       3,684        (953)       --            71      54,680      79,695
---------------------------------------------------------------------------------------------------------------------
Shares issued for stock options .        106       1,785        --          --          --          --         1,891
Income tax effect from exercise
  of stock options ..............       --          (224)       --          --          --          --          (224)
Restricted stock and
  acquisition adjustment (Note I)       --         2,691         953        --          --        (2,783)        861
Shares tendered for exercise of
  stock options .................       --          --          --          (438)       --          --          (438)
Other comprehensive loss ........       --          --          --          --          (430)       --          (430)
Net loss ........................       --          --          --          --          --        (1,920)     (1,920)
Cash dividends ..................       --          --          --          --          --       (16,067)    (16,067)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ......   $ 22,319    $  7,936    $   --      $   (438)   $   (359)   $ 33,910    $ 63,368
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.




                                HELIX TECHNOLOGY CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
(in thousands)                                                     1998        1997        1996
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss) .........................................   $ (1,920)   $ 25,544    $ 25,126
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization ..........................      3,999       3,713       3,632
     Deferred income taxes ..................................       (923)       (820)       (763)
     Restructuring charge ...................................        667        --          --
     Undistributed earnings of joint venture, other .........       (769)     (1,561)       (984)
     Amortization of deferred compensation ..................        861         499         471
     Performance-based stock compensation ...................        959       1,300         750
     Net change in other operating assets and liabilities (1)      4,535      (1,216)      2,325
-------------------------------------------------------------------------------------------------
  Net cash provided by operating activities .................      7,409      27,459      30,557
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures ......................................     (2,557)     (5,248)     (3,819)
  Purchase of investments ...................................    (53,047)     (4,444)     (4,277)
  Sale of investments .......................................     38,585       3,470       3,704
-------------------------------------------------------------------------------------------------
  Net cash used by investing activities .....................    (17,019)     (6,222)     (4,392)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Shares tendered for exercise of stock options .............       (438)     (1,039)     (3,011)
  Net cash provided by employee stock plans .................        241         543       1,061
  Purchase of treasury stock ................................       --          --          (975)
  Cash dividends paid .......................................    (16,067)    (16,260)    (15,517)
-------------------------------------------------------------------------------------------------
  Net cash used by financing activities .....................    (16,264)    (16,756)    (18,442)
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents ............    (25,874)      4,481       7,723
Cash and cash equivalents, January 1 ........................     34,717      30,236      22,513
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, December 31 ......................   $  8,843    $ 34,717    $ 30,236
=================================================================================================

(1)  Change in other operating assets and liabilities:
      (Increase)/decrease in accounts receivable ............   $  8,402    $ (4,871)   $  7,114
      (Increase)/decrease in inventories ....................        560         484        (948)
      (Increase)/decrease in other current assets ...........         12        (218)       (293)
      Increase/(decrease) in accounts payable ...............     (1,284)         67      (1,950)
      Increase/(decrease) in other accrued expenses .........     (3,155)      3,322      (1,598)
-------------------------------------------------------------------------------------------------
     Net change in other operating assets and liabilities ...   $  4,535    $ (1,216)   $  2,325
=================================================================================================

Income taxes paid ...........................................   $  3,528    $ 10,131    $ 15,482
=================================================================================================

Supplemental disclosure of non-cash activity in 1998, 1997 and 1996, $1,650,000, $1,240,000 and $775,000, respectively, was reclassed from accrued executive compensation to equity in connection with issuance of stock options.

The accompanying notes are an integral part of these financial statements.




                          HELIX TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                      For the years ended December 31,
(in thousands)                                                1998         1997
--------------------------------------------------------------------------------------
Net income (loss) .......................................   $ (1,920)   $ 25,544
--------------------------------------------------------------------------------------

Other comprehensive loss, before tax
   Foreign currency translation adjustment ..............       (662)     (1,047)
   Unrealized gain on available-for-sale investment .....         15        --
--------------------------------------------------------------------------------------
                                                                (647)     (1,047)
Income tax related to items of other comprehensive income        217         285
--------------------------------------------------------------------------------------
Other comprehensive loss, net of tax ....................       (430)       (762)
--------------------------------------------------------------------------------------
Comprehensive income (loss) .............................   $ (2,350)   $ 24,782
======================================================================================

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

     Business Combination

     In May 1998, the Company acquired Granville-Phillips Company ("GPC"). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 "Business Combinations". All prior period consolidated financial statements have been restated to include the financial position, results of operations, stockholders equity and cash flows of GPC.

     Foreign Currency Translation

     Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included in comprehensive income as a component of stockholders' equity. The cumulative translation adjustment for the Company's 50%-owned joint venture is reported net of income taxes. Transaction gains/losses were not material. The effect of foreign currency exchange rates on cash and cash equivalents was not material.

     Comprehensive Income

     In January 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income," which requires unrealized gains or losses on the Company's investments and foreign currency translation adjustments to be included in other comprehensive income.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies  (continued)

     Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits, money market accounts and other highly liquid investments with original maturities of three months or less.


     Investments

     The Company's investments are classified as available-for-sale securities, and the difference in the cost and fair value of these investments is included in comprehensive income. The Company's investments consist of the following:


                                                    December 31,
                                          1998                    1997
                                  -------------------      ------------------
  (in thousands)                  Cost     Fair Value       Cost   Fair Value
-------------------------------------------------------------------------------

  Money market funds              $ 2,336    $ 2,336            -         -
  Municipal and tax-free bonds     15,516     15,531            -         -
  Treasury bills                      285        285       $3,675    $3,675
  -----------------------------------------------------------------------------
                                  $18,137    $18,152       $3,675    $3,675
  =============================================================================

     Financial Instruments

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests in investment-grade securities. The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry, and, historically, a significant portion of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition and may require deposits on large orders but does not require collateral or other security to support customer receivables.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies  (continued)

     Inventories
                                                    December 31,
     (in thousands)                              1998         1997
     --------------------------------------------------------------------
     Finished goods                             $ 3,067      $ 4,355
     Work in process                              7,597        7,367
     Materials and parts                          4,147        3,649
     --------------------------------------------------------------------
                                                $14,811      $15,371
     ====================================================================

     Inventories are stated at the lower of cost or market on a first-in, first-out basis.

     Property, Plant and Equipment
                                                    December 31,
     (in thousands)                              1998         1997
     --------------------------------------------------------------------
     Land                                       $    20      $    20
     Leasehold improvements                       5,454        4,710
     Machinery and equipment                     31,217       29,522
     --------------------------------------------------------------------
                                                $36,691      $34,252
     ====================================================================

     Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Estimated useful lives of machinery and equipment range from 3 to 15 years.

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

     Net Income Per Share

     In 1997, the Company adopted Financial Accounting Standards No. 128 "Earnings per Share" which specifies the computation, presentation and disclosure of net income per share. Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share reflects the potential dilution that could occur if outstanding stock options were exercised. All prior period net income per share figures have been restated.

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                               For the years ended December 31,
     (in thousands except per share data)        1998    1997       1996
     --------------------------------------------------------------------------
     Net income (loss)                        $(1,920)   $25,544    $25,126
     ==========================================================================

     Basic Shares                              22,262     22,151     21,788
     Add:  Common equivalent shares (1)             -        202        308
     --------------------------------------------------------------------------
     Diluted shares                            22,262     22,353     22,096

     Basic net income (loss) per share        $ (0.09)   $  1.15    $  1.15
     ==========================================================================

     Diluted net income (loss) per share      $ (0.09)   $  1.14    $  1.14
     ==========================================================================

     (1) Common equivalent shares representing shares issuable upon conversion of stock options (using the treasury stock method). Options outstanding not included in the computation of diluted shares were 491,000 in 1998 because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive. For 1997 and 1996, respectively, 30,000 and 120,000 options outstanding were not included in the computation, because the option price was greater than the average market price of the common shares.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies  (continued)

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Standard in 2000 is not expected to have a material impact on the Company's financial statements.

B.   Bank Credit Arrangements

     The Company's informal bank money market lines of credit amounted to $12,000,000 at December 31, 1998 and 1997.

C.   Lease Obligations and Commitments

     The Company leases certain facilities and equipment under long-term operating leases. The Company has a noncancelable operating lease for its corporate headquarters and manufacturing operations, which expires in 2006. The lease includes scheduled base rent increases through the term of the lease and renewal options for up to fifteen additional years.

     Future minimum lease payments under the noncancelable operating leases are:

     (in thousands)                  Operating Leases
     ------------------------------------------------
     1999                                 $3,534
     2000                                  2,870
     2001                                  2,165
     2002                                  2,195
     2003                                  2,189
     Later years                           6,119
     ------------------------------------------------
     Total                                $19,072
     ================================================

     Total rental expense under operating leases was $3,526,000 in 1998, $3,289,000 in 1997, and $3,159,000 in 1996.

     The Company enters into short-term foreign currency forward contracts with its primary bank to minimize the effect of foreign currency exchange rate fluctuations on certain intercompany transactions with its wholly owned European and Japanese subsidiaries. Net realized and unrealized gains and losses on these transactions are not material and are recorded in the statements of operations. The notional amounts of the Company's outstanding foreign currency forward contracts at December 31, 1998 and 1997, were $2,153,000 and $2,224,000, respectively.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.   Income Taxes

     The components of income (loss) before income taxes and the related provision for (benefit from) income taxes are presented below:

                                            For the years ended December 31,
     (in thousands)                        1998         1997       1996
     -----------------------------------------------------------------------
     Income (loss) before income taxes:
      Domestic                             $(2,572)     $36,106    $37,152
      Foreign                                    2          712        572
     -----------------------------------------------------------------------
                                           $(2,570)     $36,818    $37,724
     =======================================================================

     Provision for (benefit from) income
     taxes:
      Current:
         Federal                           $   176      $10,096    $10,593
         Foreign                                18          250        285
         State                                  79        1,729      2,482
     -----------------------------------------------------------------------
                                               273       12,075     13,360

      Deferred:
         Federal                              (611)        (656)      (624)
         Foreign                                 -            -          -
         State                                (312)        (145)      (138)
     -----------------------------------------------------------------------
                                              (923)        (801)      (762)
     -----------------------------------------------------------------------
     Total                                 $  (650)     $11,274     $12,598
     =======================================================================


     The Company's deferred tax assets and (liabilities) are comprised of the following:

                                                              December 31,
     (in thousands)                                        1998       1997
     -----------------------------------------------------------------------
     Deferred tax assets:
     Inventory valuation                                  $1,411     $1,312
     Compensation and benefit plans                        2,208      2,483
     Leases                                                  223        262
     Depreciation                                            305          -
     Net operating loss and tax credit carryforwards         656          -
     Other                                                   434        230
     ------------------------------------------------------------------------
       Total deferred tax assets                          $5,237     $4,287
     Deferred tax liabilities:
     Depreciation                                         $    -     $  (53)
     Other                                                   (80)         -
     ------------------------------------------------------------------------
       Total deferred tax liabilities                     $  (80)    $  (53)
     ------------------------------------------------------------------------
       Net deferred tax assets                            $5,157     $4,234
     ========================================================================

     Deferred income taxes on undistributed earnings of the foreign subsidiaries are not material. The Company believes that its deferred tax assets are more likely than not realizable; therefore, no valuation allowance is required.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.   Income Taxes (continued)

     The table below reconciles the expected U.S. federal income tax provision (benefit) to the recorded income tax provision (benefit) in the statements of operations:

                                                             December 31,
     (in thousands)                                  1998        1997     1996
     ---------------------------------------------------------------------------
     Federal tax computed at statutory rate
       of 35%                                       $(899)    $12,886   $13,203
     State income taxes, net of federal income
       tax benefit                                   (151)      1,063     1,563
     Non-taxable S-Corporation (income) loss          165      (1,514)   (1,148)
     Foreign sales corporation tax benefit              -        (907)     (923)
     Earnings not subject to U.S. income taxes       (191)       (414)     (333)
     R&D and foreign tax credits                     (357)       (516)     (177)
     Non-deductible acquisition costs                 620           -         -
     Other, net                                       163         676       413
     ---------------------------------------------------------------------------
     Income tax provision (benefit)                 $(650)    $11,274   $12,598
     ===========================================================================

     Prior to the acquisition on May 7, 1998, Granville-Phillips Company ("GPC") had elected to be treated as an S-Corporation for federal income tax reporting purposes. Under this election, the individual stockholders of GPC are deemed to have received a pro rata distribution of taxable income of GPC (whether or not an actual distribution was made), which is included in their taxable income. Accordingly, GPC did not provide for federal income taxes. Unaudited pro forma net income (loss) per share reflects unaudited pro forma income tax benefit (provision) of GPC as if GPC was combined and subject to the effective federal and state statutory rates of approximately 38% throughout the periods presented. GPC's S-Corporation tax reporting status was terminated on the date of the acquisition and, therefore, the undistributed earnings of $2.8 million as of the date of acquisition have been reclassified to additional paid-in capital.

     For U.S. federal income tax purposes, the Company has a net operating loss carryforward of approximately $1.0 million. This carryforward will expire in 2018.

E.   Capital Stock

     On October 16, 1997, the Company's Board of Directors authorized a two-for-one common stock split that was effected in the form of a 100% stock dividend. Stock certificates were distributed on November 13, 1997, to stockholders of record on October 30, 1997. All references in the financial statements and notes to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

     Options for the purchase of shares of the Company's common stock have been granted to officers, directors and key employees under various incentive and nonqualified stock option agreements. The terms of these agreements provide that the options are exercisable over a number of years from the date of grant at not less than the fair market value at the date of grant.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   Capital Stock  (continued)

     Options expire at various dates through the year 2008. At December 31, 1998 and 1997, respectively, 1,207,774 and 1,313,774 shares of common stock were reserved for stock options. At December 31, 1998 and 1997, respectively, 97,024 and 75,774 nonqualified stock options were exercisable. In 1989, the Company entered into an agreement with its President under which options to purchase up to 800,000 shares of the Company's common stock were granted, at a price of $1.69 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. At December 31, 1998, options for the purchase of 640,000 shares had become exercisable. In connection with this agreement, compensation expense of $959,000, $1,300,000 and $750,000 was charged in 1998, 1997 and 1996, respectively.

     The following table summarizes option activity for the years ended 1998, 1997 and 1996:

                                      Number of           Weighted Average
     Options Outstanding            Common Shares          Exercise Price
     ---------------------------------------------------------------------
     December 31, 1995                895,400                  $ 2.71

     Options granted                  140,000                  $16.40
     Options exercised               (420,400)                 $ 2.52
                                     ---------
     December 31, 1996                615,000                  $ 5.95

     Options granted                  121,000                  $20.90
     Options exercised               (157,226)                 $ 3.45
     Options cancelled                (82,000)                 $14.66
                                     ---------
     December 31, 1997                496,774                  $ 8.95

     Options granted                  180,000                  $22.33
     Options exercised               (106,000)                 $ 2.27
                                     ---------
     December 31, 1998                570,774                  $14.41

     The following table summarizes information concerning currently outstanding and exercisable options:


                                Options Outstanding                        Options Exercisable
                  -------------------------------------------------   -----------------------------
     Range of          Number        Weighted Average     Weighted          Number        Weighted
     Exercise        Outstanding        Remaining          Average        Exercisable      Average
      Prices         at 12/31/98    Contractual Life    Exercise Price    at 12/31/98   Exercise Price
   ---------------------------------------------------------------------------------------------------
   $ 1.69 - $ 9.13     199,774         2.17 years           $ 2.37          29,774         $ 3.78
   $14.31 - $18.44     161,000         6.47 years           $17.06          57,750         $16.74
   $23.11 - $27.03     210,000         8.84 years           $23.83           9,500         $26.91


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   Capital Stock  (continued)

     The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) as of December 31, 1996. If the accounting provisions of SFAS 123 had been adopted, the effect on net income (loss) and basic and diluted net income (loss) per share would have been as follows:

     (in thousands except per share data)       1998        1997        1996
     ------------------------------------------------------------------------
     As Reported
     Net income (loss)                        $(1,920)    $25,544     $25,126
     Basic net income (loss) per share        $ (0.09)    $  1.15     $  1.15
     Diluted net income (loss) per share      $ (0.09)    $  1.14     $  1.14

     Pro Forma
     Net income (loss)                        $(2,438)    $25,371     $25,015
     Basic net income (loss) per share        $ (0.11)    $  1.15     $  1.15
     Diluted net income (loss) per share      $ (0.11)    $  1.14     $  1.14

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $8.44, $8.06 and $6.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1998        1997        1996
     -----------------------------------------------------------------------
     Dividend yield                             4.2%        4.2%        4.2%
     Expected stock price volatility             50%         50%         50%
     Risk-free interest rate                   5.49%       6.34%       6.08%
     Expected holding period (years)            6.4         6.4         6.3

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.   Other Assets

     The Company has a 50/50 joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

     Condensed results of operations for the joint venture for each of the three fiscal years ended September 30 are as follows:

     (in thousands)                             1998        1997        1996
     ------------------------------------------------------------------------
     Net sales                                $19,511     $27,638     $25,751
     ========================================================================
     Gross profit                             $ 5,280     $ 8,488     $ 7,415
     ========================================================================
     Net income                               $ 1,092     $ 2,364     $ 1,901
     ========================================================================
     Fee income, including royalty income
      and equity income                       $   957     $ 1,744     $ 1,480
     ========================================================================

     Condensed balance sheet information as of September 30, is as follows:

     (in thousands)                                 1998           1997
     ------------------------------------------------------------------------
     Current assets                                $15,314        $20,724
     Noncurrent assets                               2,906          3,399
     ------------------------------------------------------------------------
     Total assets                                  $18,220        $24,123
     ========================================================================
     Current liabilities                           $ 4,572        $ 9,710
     Long-term liabilities                             829            915
     Stockholders' equity                           12,819         13,498
     ------------------------------------------------------------------------
     Total liabilities and stockholders' equity    $18,220        $24,123
     ========================================================================

     The Company's net investment in the joint venture of approximately $6,500,000 and $6,552,000 at December 31, 1998 and 1997, respectively, is reported in other assets. The Company's net investment at December 31, 1998 and 1997, reflects a cumulative translation gain (loss) of ($168,000) and $366,000, respectively (net of income tax benefit of $90,000 and provision of $197,000, respectively). This currency translation gain or loss, which is included in stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

G.   Segment Information

     Line of Business and Foreign Operations

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" for 1998. The Company operates in one line of business; the development, manufacture, sale and support of cryogenic and vacuum equipment.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.   Segment Information  (continued)

     The consolidated financial statements include the accounts of wholly owned international subsidiaries which operate customer support facilities to sell and service products manufactured in the United States. A summary of United States and International operations follows for the years ended December 31:

                                                       Corporate
                                                        Expenses
                               United                  and Assets/
     (in thousands)            States  International  Eliminations  Consolidated
     ---------------------------------------------------------------------------
     1998
     Net sales                 $ 90,278     $13,598     $(8,531)     $ 95,345
     Operating income (loss)      3,843          85      (8,689)       (4,761)
     Identifiable assets         42,530       8,026      25,096        75,652



     1997
     Net sales                 $152,448     $13,993     $(9,365)     $157,076
     Operating income            37,733         751      (5,164)       33,320
     Identifiable assets         52,231       7,457      36,531        96,219


     1996
     Net sales                 $147,175     $13,093     $(8,603)     $151,665
     Operating income            38,324         561      (4,098)       34,787
     Identifiable assets         44,706       7,183      31,116        83,005

     Corporate expenses consist of certain general and administrative expenses, including merger, restructuring and special charges in 1998, which are not allocable to geographic operations. Corporate assets consist primarily of cash, cash equivalents and investments. Intercompany transactions are at prices that are comparable to third-party sales.

     Export Sales and Significant Customers

     The Company's export sales, principally to customers in the Far East, were $6,322,000 in 1998, $13,105,000 in 1997 and $11,524,000 in 1996.

     The Company's largest customer represented 20%, 30%, and 28% of net sales for 1998, 1997 and 1996, respectively.

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

     The Company's funding policy is to contribute not less than the minimum required amount in accordance with the Internal Revenue Code and ERISA. The Company adopted Statement of Financial Accounting Standards No. 132, "Employee's Disclosure about Pensions and Other Retirement Benefits," during 1998. The following tables set forth the funded status, projected benefit obligation and fair value of assets of the defined benefit pension plan.

     Reconciliation of Funded Status

                                                               December 31,
     (in thousands)                                         1998         1997
     ---------------------------------------------------------------------------
     Funded status                                        $ 1,402      $ 1,821
     Unrecognized prior service cost                           40           52
     Unrecognized net transition asset                       (184)        (223)
     Unrecognized net actuarial gain                       (4,018)      (4,135)
     ---------------------------------------------------------------------------
     Accrued pension cost                                 $(2,760)     $(2,485)
     ===========================================================================

     Reconciliation of Projected Benefit Obligation

     (in thousands)                                        1998          1997
     ---------------------------------------------------------------------------
     Beginning of year benefit obligation (January 1)     $ 6,369      $ 5,964
       Service cost                                           981          894
       Interest cost                                          508          481
       Actuarial loss                                         963           99
       Benefits paid                                       (1,061)      (1,069)
       Curtailment gain (1)                                  (489)           -
     ---------------------------------------------------------------------------
     End of year benefit obligation (December 31)         $ 7,271      $ 6,369
     ===========================================================================
     Reconciliation of Fair Value of Assets

     (in thousands)                                        1998         1997
     ---------------------------------------------------------------------------
     Beginning of year, fair value of assets (January 1)  $ 8,190      $ 7,553
       Actual return on plan assets                         1,544        1,706
       Benefits paid                                       (1,061)      (1,069)
     ---------------------------------------------------------------------------
     End of year, fair value of assets (December 31)      $ 8,673      $ 8,190
     ===========================================================================

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.   Employee Benefit Plans  (continued)

     The Company's net pension cost included the following components:

     (in thousands)                           1998          1997         1996
     ---------------------------------------------------------------------------
     Service cost                           $  981       $  894        $  840
     Interest cost                             508          481           443
     Expected return on assets                (563)        (537)         (505)
     Net amortization of:
       Prior service cost                        8            8             8
       Net actuarial gain                     (131)        (131)          (38)
       Transition obligation                   (39)         (39)          (39)
     Curtailment gain(1)                      (489)           -             -
     -------------------------------------------------------------------------
     Net periodic pension cost              $  275       $  676        $  709
     =========================================================================

     (1) The curtailment gain relates to certain participants in the pension plan who were terminated from employment in connection with the Company's restructuring plan. (Note I).

     Key assumptions used in computing year-end obligations for the defined benefit plan were:

                                                  1998        1997        1996
     -------------------------------------------------------------------------

     Discount rate for obligations               6.75%        7.0%        7.5%
     Rate of compensation increase                5.0%        5.0%        5.5%
     Long-term rate of return on assets           9.0%        9.0%        9.0%

     Defined benefit plan assets include marketable equity securities, corporate and government debt securities and cash.

     The Company has Employee Savings Plans, qualified under Section 401(k), that are designed to supplement retirement income. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. The contributions expense, net of forfeitures, was $826,000 in 1998, $812,000 in 1997 and $761,000 in 1996.

     The Company has a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $170,000 in 1998, $69,000 in 1997 and $140,000 in 1996 in connection with this Plan.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.   Merger, Restructuring and Special Charges

In the second quarter of 1998, the Company acquired Granville-Phillips Company ("GPC") in a transaction accounted for as a pooling of interests. GPC operates in the same line of business as the Company; the development, manufacture, sale and support of vacuum equipment. The Company issued 2,382,925 shares of common stock in exchange for all outstanding common stock of GPC at May 7, 1998. Direct acquisition costs, primarily compensation expense relating to shares issued to certain GPC employees as part of a restricted stock plan, and professional fees amounted to $3.5 million and were charged against the results of operations. At the time of the acquisition, GPC common shares included in the restricted stock plan were exchanged for the equivalent value of the Company's common shares. GPC was an S-Corporation for tax purposes prior to the acquisition. In accordance with SAB topic 4B, the amount of undistributed earnings of $2.8 million generated during the periods that GPC was taxed as an S-Corporation was reclassified from retained earnings to capital in excess of par value at the time of the merger and $0.8 million was recorded in capital in excess of par value for stock incentive plans in 1998.

The following information presents certain statement of operations data of the Company and GPC for the periods prior to the acquisition.

                                  (Unaudited)
                              Three Months Ended    Year Ended       Year Ended
     (in thousands)              Mar. 31, 1998     Dec. 31, 1997   Dec. 31, 1996
     ---------------------------------------------------------------------------
     Net sales for:
       Helix                        $25,872         $ 131,519         $128,383
       GPC                            5,622            25,557           23,282
     ---------------------------------------------------------------------------
       Combined                     $31,494         $ 157,076         $151,665
     ===========================================================================
     Net income (loss) for:
       Helix                        $ 2,941         $  21,315         $ 21,957
       GPC                           (1,075)            4,229            3,169
     ---------------------------------------------------------------------------
       Combined                     $ 1,866         $  25,544         $ 25,126
     ===========================================================================

During the third quarter of 1998, the Company recorded restructuring and other special charges of $2.5 million. The Company restructured its domestic operations to eliminate non-strategic spending, while redirecting resources to the Company's global customer support structure and other strategic initiatives. The charges primarily included provisions for termination benefits of $1.3 million for approximately 80 personnel, exit costs related to a leased facility of $1.0 million and $0.2 million for the impairment of certain assets. At December 31, 1998, $0.9 million of restructuring and special charges remained in other accrued expenses, which the Company expects to be paid or amortized by the third quarter of 1999.

The amounts accrued and charged against the provisions described above were as follows:

                                                Cash Payments
                                                  and Asset    December 31, 1998
(in thousands)                 1998 Provision    Write-offs         Balance
--------------------------------------------------------------------------------
Employee termination benefits      $1,300          $1,000            $300
Exit leased facility                1,000             400             600
Asset impairment                      200             200               -
--------------------------------------------------------------------------------
Total                              $2,500          $1,600            $900
================================================================================

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board Of Directors and Stockholders of Helix Technology Corporation:


     Our report on the consolidated financial statements of Helix Technology Corporation is included on Page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
January 29, 1999



                                HELIX TECHNOLOGY CORPORATION
                                     QUARTERLY RESULTS
                                        (UNAUDITED)


                                          First     Second       Third      Fourth
(in thousands except per share data)     Quarter    Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------
1998
Net sales .............................   $ 31,494   $ 25,706    $ 18,550    $ 19,595
Gross profit ..........................     14,702      9,955       5,948       7,367
Operating income (loss) ...............      2,821     (1,873)     (4,765)       (944)
Net income (loss) .....................      1,866       (434)     (3,431)         79
Basic net income (loss) per share (1) .   $   0.08   $  (0.02)   $  (0.15)   $   0.00
Diluted net income (loss) per share (1)   $   0.08   $  (0.02)   $  (0.15)   $   0.00

1997
Net sales .............................   $ 34,408   $ 39,440    $ 42,508    $ 40,720
Gross profit ..........................     16,196     18,854      20,349      20,352
Operating income ......................      6,590      8,188       9,552       8,990
Net income ............................      4,896      6,266       7,343       7,039
Basic net income per share (1) ........   $   0.22   $   0.28    $   0.33    $   0.32
Diluted net income per share (1) ......   $   0.22   $   0.28    $   0.33    $   0.31

(1) All per share data  reflects a  two-for-one  common  stock  split  effective
November 1997.



                          HELIX TECHNOLOGY CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (in thousands)



          Column A                     Column B           Column C              Column D    Column E
------------------------------------------------------------------------------------------------------
                                                          Additions
                                                   ------------------------
                                      Balance at   Charged to    Charged to    Deductions   Balance at
                                      Beginning    Costs and       Other          from        End of
          Description                 of Period    Expenses      Accounts       Reserves      Period
------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
   Allowance for doubtful accounts       $240        $    5       $   -           $   17      $ 228
======================================================================================================
   Warranty                              $292        $1,375       $   -           $1,370      $ 297
======================================================================================================


Year ended December 31, 1997
   Allowance for doubtful accounts       $238        $   17       $   -           $   15      $ 240
======================================================================================================
   Warranty                              $303        $1,614       $   -           $1,625      $ 292
======================================================================================================


Year ended December 31, 1996
   Allowance for doubtful accounts       $240        $    6       $   -           $    8      $ 238
======================================================================================================
   Warranty                              $305        $1,305       $   -           $1,307      $ 303
======================================================================================================

