Form 10-Q
period 1999-04-02
HELIX TECHNOLOGY CORP
filed 1999-05-10
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarter Ended April 2, 1999.

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of April 2, 1999 was 22,319,131.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX




                                                                           Page

Part I.    FINANCIAL INFORMATION

  Item 1.         Consolidated Financial Statements

  Consolidated Balance Sheets as of April 2, 1999 and
         December 31, 1998...................................................3

  Consolidated Statements of Operations for the Three-Month Periods
         Ended April 2, 1999 and March 27, 1998..............................4

  Consolidated Statements of Cash Flows for the Three-Month
         Periods Ended April 2, 1999 and March 27, 1998......................5

  Consolidated Statements of Comprehensive Income for the Three-Month
         Periods Ended April 2, 1999 and March 27, 1998......................6

  Notes to Consolidated Financial Statements...............................7-9


  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........10-14

  Item 3.         Quantitative and Qualitative Disclosures about
                  Market Risk ..............................................14


Part II.   OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders.......15

  Item 6 (a).     Exhibits..................................................16

  Item 6 (b).     Reports on Form 8-K.......................................16


  Signature.................................................................17



                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                Apr. 2, 1999   Dec. 31, 1998
(in thousands except per share data)                             (unaudited)     (audited)
--------------------------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                                         $   6,535       $  8,843
Investments (Note 2)                                                 18,321         18,152
Receivables - net of allowances                                      13,555          9,783
Inventories  (Note 3)                                                14,848         14,811
Deferred income taxes (Note 4)                                        5,157          5,157
Other current assets                                                  1,291          1,106
--------------------------------------------------------------------------------------------
Total Current Assets                                                 59,707         57,852
--------------------------------------------------------------------------------------------
Property, plant and equipment at cost                                37,051         36,691
    Less:  accumulated depreciation                                 (26,790)       (25,990)
--------------------------------------------------------------------------------------------
Net property, plant and equipment                                    10,261         10,701
Other assets                                                          7,973          7,099
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $  77,941       $ 75,652
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                                  $   5,501       $  3,752
Payroll and compensation                                              3,404          2,884
Retirement costs                                                      3,862          3,588
Income taxes (Note 4)                                                 1,042            507
Other accrued liabilities (Note 6)                                    1,295          1,553
--------------------------------------------------------------------------------------------
Total Current Liabilities                                            15,104         12,284
--------------------------------------------------------------------------------------------
Commitments                                                               -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                          -              -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,319,131 in 1999
  and 1998                                                           22,319         22,319
Capital in excess of par value                                        7,970          7,936
Treasury stock, $1 par value (27,892 shares in 1999 and
 34,000 shares in 1998)                                                (359)          (438)
Accumulated other comprehensive income (loss)                           412           (359)
Retained earnings                                                    32,495         33,910
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           62,837         63,368
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  77,941       $ 75,652
============================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------------
                                                             Three Months Ended
(in thousands except per share data)                   Apr. 2, 1999      Mar. 27, 1998
---------------------------------------------------------------------------------------
Net sales                                                 $25,900          $31,494

Costs and expenses:
    Cost of sales                                          15,111           16,792
    Research and development                                2,066            3,187
    Selling, general and administrative                     7,157            7,179
    Merger and special charges (Note 6)                         -            1,515
---------------------------------------------------------------------------------------
                                                           24,334           28,673
---------------------------------------------------------------------------------------
Operating income                                            1,566            2,821

Joint venture income                                          137              372
Interest and other income                                     236              335
---------------------------------------------------------------------------------------
Income before taxes                                         1,939            3,528
Income taxes (Note 4)                                        (679)          (1,662)
---------------------------------------------------------------------------------------
Net income                                                $ 1,260          $ 1,866
=======================================================================================

Net income per share:
    Basic (Note 5)                                        $  0.06          $  0.08
    Diluted (Note 5)                                      $  0.06          $  0.08
=======================================================================================

Number of shares used in per share calculations:
    Basic (Note 5)                                         22,307           22,215
    Diluted (Note 5)                                       22,472           22,373
=======================================================================================

The accompanying notes are an integral part of these financial statements.







                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

------------------------------------------------------------------------------------------
                                                                   Three Months Ended
(in thousands)                                                Apr. 2, 1999   Mar. 27, 1998
------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                 $ 1,260        $  1,866
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
     Amortization of deferred compensation                            -             674
     Depreciation                                                 1,022             987
     Other                                                            8            (360)
     Net change in operating assets and liabilities (A)          (1,175)          2,247
------------------------------------------------------------------------------------------
Net cash provided by operating activities                         1,115           5,414
------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                          (582)           (846)
     Purchase of investments                                     (3,828)        (35,419)
     Sale of investments                                          3,661          10,073
------------------------------------------------------------------------------------------
Net cash used by investing activities                              (749)        (26,192)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net cash provided by employee stock plans                        -              37
     Cash dividends paid                                         (2,674)         (4,164)
------------------------------------------------------------------------------------------
Net cash used by financing activities                            (2,674)         (4,127)
------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                            (2,308)        (24,905)
Cash and cash equivalents, at the beginning of the period         8,843          34,717
------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period             $ 6,535        $  9,812
==========================================================================================

(A) Change in operating assets and liabilities:
       (Increase)/decrease in accounts receivable               $(3,772)       $  1,235
       (Increase)/decrease in inventories                           (37)         (1,033)
       (Increase)/decrease in other current assets                 (185)            (87)
       Increase/(decrease) in accounts payable                    1,749           1,055
       Increase/(decrease) in other accrued expenses              1,070           1,077
------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities           $(1,175)       $  2,247
==========================================================================================

The accompanying notes are an integral part of these financial statements.



                          HELIX TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (unaudited)
------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
(in thousands)                                                    Apr. 2, 1999    Mar. 27, 1998
------------------------------------------------------------------------------------------------
Net income                                                           $1,260          $1,866
------------------------------------------------------------------------------------------------
Other comprehensive income (loss) before tax:
     Foreign currency translation adjustment                          1,223            (464)
     Unrealized gain on available-for-sale investment                     1               8
------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                         1,224            (456)
Income tax related to items of other comprehensive income              (453)            102
------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                           771            (354)
------------------------------------------------------------------------------------------------
Comprehensive income                                                 $2,031          $1,512
================================================================================================


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended April 2, 1999, and March 27, 1998, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 2, 1999, and December 31, 1998, and the results of operations and cash flows for the periods ended April 2, 1999, and March 27, 1998. In May 1998, the Company completed the acquisition of Granville-Phillips Company (GPC). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 (see Note
6). All prior period consolidated financial statements have been restated to include the financial position, results of operations and cash flows of GPC as though it had been part of the Company for all periods presented.

The results of operations for the three-month period ended April 2, 1999, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended April 2, 1999, and March 27, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $18,321,000 and $18,152,000 as of April 2, 1999, and December 31, 1998, respectively. The investments were classified as "available-for-sale," and the difference in the cost and fair value of these investments is immaterial and was included in other comprehensive income.

Note 3 - Inventories
--------------------

(in thousands)                    Apr. 2, 1999           Dec. 31, 1998
----------------------------------------------------------------------
Finished goods                     $ 3,407                 $ 3,067
Work in process                      7,693                   7,597
Materials and parts                  3,748                   4,147
                                  ------------------------------------
                                   $14,848                 $14,811
                                  ====================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions was $679,000 for the three-month period ended April 2, 1999 and $1,662,000 for the three-month period ended March 27, 1998. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the three-month periods ended April 2, 1999, and March 27, 1998, was 35% and 47.1%, respectively. The effective tax benefit for the three-month period ended March 27, 1998 was unfavorably impacted by the merger and special charges which are not fully deductible for tax purposes.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation, net operating loss and tax credit carry forwards, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 5 - Net Income Per Share
-----------------------------

Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

The following table sets forth the computation of basic and diluted net income per common share:

                                                    Three Months Ended
(in thousands except per share data)            Apr. 2, 1999     Mar. 27, 1998
------------------------------------------------------------------------------
Net income                                       $ 1,260           $  1,866
                                                ==============================

Basic shares                                      22,307             22,215
Add:    Common equivalent shares (1)                 165                158
                                                ------------------------------
Diluted shares                                    22,472             22,373
                                                ==============================

Basic net income per share                       $  0.06           $   0.08
                                                ==============================

Diluted net income per share                     $  0.06           $   0.08
                                                ==============================

     (1) Common equivalent shares represent shares issuable upon conversion of stock options (using the treasury stock method). Options outstanding not included in the computation of diluted shares were 597,500 as of April 2, 1999, and 210,000 as of March 27, 1998, because the option price was greater than the average market price of the common shares.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Merger, Restructuring and Special Charges
--------------------------------------------------

In the second quarter of 1998, the Company acquired  Granville-Phillips  Company
(GPC) in a transaction accounted for as a pooling of interests. The Company issued 2,382,925 shares of common stock for all of the common stock of GPC. Direct acquisition costs, primarily compensation expense relating to shares issued to certain GPC employees as part of a restricted stock plan, and professional fees amounted to $3.5 million in 1998, of which $1.5 million were incurred in the first quarter of 1998 and were charged against the results of operations.

During the third quarter of 1998, the Company recorded restructuring and other special charges of $2.5 million. The charges primarily included provisions for termination benefits of $1.3 million for approximately 80 personnel, exit costs related to a leased facility of $1.0 million and $0.2 million for the impairment of certain assets. As of April 2, 1999, $0.6 million of restructuring and special charges remained in other accrued expenses, which the Company expects to be paid or amortized by the third quarter of 1999.

Note 7 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Standard in 2000 is not expected to have a material effect on the Company's consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


On May 7, 1998, the Company acquired Granville-Phillips Company (GPC). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and disk drive manufacturing processes. The transaction was accounted for as a pooling of interests; and accordingly, the financial results of the Company for the period ended March 27, 1998 includes financial position, results of operations, comprehensive income and cash flows of GPC.

Results of Operations
---------------------

Net sales for the first quarter of 1999 were $25.9 million, $5.6 million less than the $31.5 million for the first quarter of 1998, and $6.3 million more than the $19.6 million for the fourth quarter of 1998. A slowdown in the global market for semiconductor capital equipment began in late 1997 and continued throughout most of 1998. Signs of a strengthening market are reflected in the sequential net sales growth in the first quarter of 1999.

Gross profit percentage for the first quarter of 1999 was 41.7% compared with 46.7% for the first quarter of 1998 and 37.6% for the fourth quarter of 1998. The changes in the gross profit percentage is directly attributable to changes in net sales volume and related production levels and the impact of fixed manufacturing costs.

Research and development expenditures were $2.1 million for the quarter or 8.0% of net sales compared to $3.2 million or 10.1% of net sales for the same period last year. As industry conditions worsened during 1998, the Company delayed certain expenditures on projects it believed were not critical during the downturn. The Company continues to fund its strategic development programs and is selectively adjusting its spending on other programs to be in line with industry conditions, positioning the Company for growth as the economics improve in the worldwide semiconductor industry. Total Selling, general and administrative expense increased by $0.4 million in the first quarter compared to the same period in 1998, primarily due to the higher variable compensation expense.

Operating income in the first quarter of 1999 decreased $1.3 million compared with the first quarter of 1998 due to lower net sales in the first quarter of 1999, offset by merger and special charges of $1.5 million incurred in the first quarter of 1998. Operating income for the first quarter was also positively impacted by the restructuring that the Company undertook in the third quarter of 1998. The Company restructured its domestic operations to eliminate non-strategic spending while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge of $2.5 million during the third quarter of 1998. The Company expects that these changes will provide approximately $5.0 million of annual cost savings in 1999. At April 2, 1999, $0.6 million of restructuring and special charges remained in other accrued expenses, which the Company expects to be paid or amortized by the end of the third quarter of 1999.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------

For the first quarter of 1999, the Company had a pretax income of $1.9 million resulting in a tax provision of $0.7 million compared to pretax income of $3.5 million and a provision of $1.7 million for the same period a year ago. The effective tax rate for the periods ended April 2, 1999, and March 27, 1998, was 35% and 47.1%, respectively. The tax rate in 1998 was unfavorably impacted by merger and special charges, which are not fully deductible for tax purposes.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the first three months of 1999 was $1.1 million compared with $5.4 million for the comparable period in 1998, primarily due to changes in accounts receivable. Accounts receivables at the end of the first quarter of 1999 were $3.7 million higher than the December 31, 1998 balance because of the $6.3 million sequential quarterly net sales increase. Conversely, accounts receivables at the end of the first quarter of 1998 were $1.2 million lower than the December 31, 1997 balance because of the $9.2 million sequential quarterly net sales decrease.

Cash used by investing activities decreased by $25.5 million during the first three months of 1999 compared with the same period last year, due to the purchase of available-for-sale investments comprised primarily of short-term tax exempt securities, which occurred during the first quarter of 1998.

Cash dividends paid to stockholders during the first three months of 1999 were $2.7 million compared with $4.2 million during the first three months of 1998. The quarterly cash dividend was reduced to $0.12 per common share beginning in October 1998, compared to $0.21 per common share paid in the first quarter of 1998.

On April 29, 1999, the Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend is payable on May 19, 1999, to stockholders of record at the close of business May 5, 1999.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions were not material.

The Company believes that existing cash and investment balances will be adequate to fund operations through 1999 and that it has opportunities to consider further financing options should additional funds be required.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Standard in 2000 is not expected to have a material effect on the Company's consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Certain Factors That May Affect Future Results
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "internal," "plan," "believe," "seek," "estimate" and similar expressions areintended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

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

In addition to the cyclical nature, risks and uncertainties of the semiconductor industry, the Company faces the following risks and uncertainties: the need to continuously develop, manufacture and gain customers' acceptance of new products and product enhancements; dependence on a limited number of customers; its ability to attract and retain certain key personnel; the ability of the Company to protect its technology assets by obtaining and enforcing patents; dependence on sole and limited source suppliers for certain components and subassemblies included in the Company's products and systems. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially affect its business, financial position, results of operations and stock price.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Year 2000
---------

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

INTERNAL BUSINESS SOFTWARE. The Company's internal business systems that collectively provide the major processing functions for its operations are not Year 2000 compliant. The remediation/replacement of those systems was begun in mid-1998 and will be completed in May 1999.

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

EXTERNAL SUPPLIERS OF GOODS AND SERVICES. Starting in January 1998, the Company undertook a program to understand and mitigate Year 2000 problems with those external suppliers who are crucial to the Company's operations, including parts providers, carriers, telecommunications providers, utilities, financial institutions and others. A series of questionnaires was sent to external suppliers. As a result, the Company has determined that the majority of the Company's suppliers are either Year 2000 compliant or are aware of the problem and have an active program underway to address their particular problems. For each supplier who is not Year 2000 compliant, the Company has defined a contingency plan in case the supplier cannot or will not resolve its Year 2000 problems in a timely manner. The plan elements differ for each supplier but generally consist of one or more actions such as: work with the supplier to help resolve their Year 2000 problems; develop alternative suppliers for sole-source components; redesign products to negate the need for non-compliant suppliers; maintain back-up inventories of critical components to protect against temporary disruptions in supply; evaluate alternative component and product delivery mechanisms; and monitor those suppliers who have active Year 2000 programs underway to verify progress against those suppliers' scheduled milestones.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Year 2000 (Continued)
---------------------

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

The Company estimates that the total cost associated with addressing the Year 2000 problem is approximately $0.9 million, of which approximately $0.8 million has been incurred to date. Of the total cost, approximately $0.8 million relates to new systems and has been capitalized, and the remainder has or will be expensed as incurred. These cost estimates are approximate and subject to change due to unforeseen internal or external conditions.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company's market risks since the year ended December 31, 1998. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

                          HELIX TECHNOLOGY CORPORATION

                           PART II. OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on April 29, 1999. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

                  Name                       Votes For          Votes Withheld
                  --------------------------------------------------------------
                  Arthur R. Buckland         19,317,107               329,723
                  Matthew O. Diggs, Jr.      19,326,990               319,840
                  Frank Gabron               19,224,520               422,310
                  Robert H. Hayes            19,222,064               424,766
                  Robert J. Lepofsky         19,329,061               317,769
                  Marvin G. Schorr           19,213,837               432,993
                  Mark S. Wrighton           19,330,159               316,671

                  No abstentions or broker non-votes were recorded.

                  Proposal II submitted to a vote of security holders at the meeting was an amendment of the Company's Certificate of Incorporation to divide the Board of Directors of the Company into three classes. Votes cast were as follows:

                  For             Against        Abstain          Non-Vote
                  --------------------------------------------------------------
                  6,708,248       8,923,037      63,989           3,951,556

                  The proposal was not approved.

                  Proposal III submitted to a vote of security holders at the meeting was ratification of the appointment of PricewaterhouseCoopers LLP, as the Company's independent accountants for fiscal year 1999.

                  For             Against        Abstain
                  --------------------------------------------------------------
                  19,569,041      26,272         51,517

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

                           PART II. OTHER INFORMATION

Item 6(a).        Exhibits

                  4A Description of Common Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

                  4B Description of Preferred Stock (incorporated herein, by reference to Exhibit 3 to the Form 10-Q for the quarter ended September 30, 1988).

                  10.1 Employment agreement dated February 11, 1999, between the Company and Robert J. Lepofsky.

                  27.1    Financial Data Schedule (EDGAR version only)

                  27.2    Financial Data Schedule (EDGAR version only)

Item 6(b).        Reports on Form 8-K

                  No Form 8-K was required to be filed during the quarter ended April 2, 1999.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               HELIX TECHNOLOGY CORPORATION
                                                         (Registrant)





May 10, 1999                                By: /s/Michael El-Hillow
--------------------                           --------------------------------
Date                                           Michael El-Hillow
                                               Senior Vice President
                                               Chief Financial Officer