Form 10-Q
period 1999-07-02
HELIX TECHNOLOGY CORP
filed 1999-08-03
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                       For the Quarter Ended July 2, 1999.

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

       Registrant's telephone number, including area code: (508) 337-5111

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of July 2, 1999 was 22,339,131.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX




                                                                           Page

Part I.    FINANCIAL INFORMATION

   Item 1.      Consolidated Financial Statements

   Consolidated Balance Sheets as of July 2, 1999 and
          December 31, 1998...................................................3

   Consolidated Statements of Operations for the Six-Month Periods
          Ended July 2, 1999 and June 26, 1998................................4

   Consolidated Statements of Cash Flows for the Six-Month
          Periods Ended July 2, 1999 and June 26, 1998........................5

   Consolidated Statements of Comprehensive Income for the Six-Month
          Periods Ended July 2, 1999 and June 26, 1998........................6

   Notes to Consolidated Financial Statements...............................7-9


   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............10-14

   Item 3.      Quantitative and Qualitative Disclosures about Market
                Risk ........................................................14


Part II.   OTHER INFORMATION

   Item 6 (a).  Exhibits.....................................................15

   Item 6 (b).  Reports on Form 8-K..........................................15

   Signature.................................................................16


                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                    July 2, 1999      Dec. 31, 1998
(in thousands except per share data)                                 (unaudited)        (audited)
---------------------------------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                                            $  6,704       $  8,843
Investments (Note 2)                                                   15,757         18,152
Receivables - net of allowances                                        16,822          9,783
Inventories  (Note 3)                                                  16,354         14,811
Deferred income taxes (Note 4)                                          5,157          5,157
Other current assets                                                    1,614          1,106
---------------------------------------------------------------------------------------------------
Total Current Assets                                                   62,408         57,852
---------------------------------------------------------------------------------------------------
Property, plant and equipment at cost                                  38,006         36,691
    Less:  accumulated depreciation                                   (27,613)       (25,990)
---------------------------------------------------------------------------------------------------
Net property, plant and equipment                                      10,393         10,701
Other assets                                                            7,758          7,099
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 80,559       $ 75,652
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                                     $  7,751       $  3,752
Payroll and compensation                                                3,669          2,884
Retirement costs                                                        3,998          3,588
Income taxes (Note 4)                                                     884            507
Other accrued liabilities (Note 6)                                      1,057          1,553
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                              17,359         12,284
---------------------------------------------------------------------------------------------------
Commitments                                                                 -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                            -              -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,339,131 in 1999
  and 22,319,131 in 1998                                               22,339         22,319
Capital in excess of par value                                          8,325          7,936
Treasury stock, $1 par value (19,501 shares in 1999 and
 34,000 shares in 1998)                                                  (251)          (438)
Accumulated other comprehensive income (loss)                             (25)          (359)
Retained earnings                                                      32,812         33,910
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             63,200         63,368
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 80,559       $ 75,652
===================================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                              Three months ended              Six months ended
                                                            July 2,       June 26,         July 2,       June 26,
(in thousands except per share data)                         1999           1998            1999           1998
-----------------------------------------------------------------------------------------------------------------

Net sales                                                   $32,533       $25,706          $58,433       $57,200

Costs and expenses:
   Cost of sales                                             18,379        15,751           33,490        32,543
   Research and development                                   2,553         2,902            4,619         6,089
   Selling, general and administrative                        7,597         6,895           14,754        14,074
   Merger and special charges (Note 6)                            -         2,031                -         3,546
-----------------------------------------------------------------------------------------------------------------
                                                             28,529        27,579           52,863        56,252
-----------------------------------------------------------------------------------------------------------------
Operating income (loss)                                       4,004        (1,873)           5,570           948

Joint venture income                                            211           219              348           591
Interest and other income                                       192           389              428           724
-----------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                    4,407        (1,265)           6,346         2,263
Income taxes (Note 4)                                         1,415          (831)           2,094           831
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $ 2,992       $  (434)         $ 4,252       $ 1,432
=================================================================================================================

Net income (loss) per share:
    Basic (Note 5)                                          $  0.13       $ (0.02)         $  0.19       $  0.06
    Diluted (Note 5)                                        $  0.13       $ (0.02)         $  0.19       $  0.06
=================================================================================================================

Number of shares used in per share calculations:
    Basic (Note 5)                                           22,319        22,215           22,313        22,215
    Diluted (Note 5)                                         22,514        22,215           22,493        22,375
=================================================================================================================

The accompanying notes are an integral part of these financial statements.




                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
(in thousands)                                                              July 2, 1999      June 26, 1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                               $  4,252        $  1,432
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
     Amortization of deferred compensation (Note 6)                                  -             861
     Depreciation                                                                2,043           1,934
     Other                                                                           5            (572)
     Net change in operating assets and liabilities (A)                         (4,015)          1,110
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        2,285           4,765
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                                       (1,735)         (1,134)
     Purchase of investments                                                   (12,524)        (41,852)
     Sale of investments                                                        14,857          19,508
-----------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                   598         (23,478)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net cash provided by employee stock plans                                     327              43
     Cash dividends paid                                                        (5,349)         (8,870)
-----------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                           (5,022)         (8,827)
-----------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                           (2,139)        (27,540)
Cash and cash equivalents, at the beginning of the period                        8,843          34,717
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period                           $  6,704        $  7,177
===========================================================================================================

(A) Change in operating assets and liabilities:
       (Increase)/decrease in accounts receivable                             $ (7,039)       $  4,349
       (Increase)/decrease in inventories                                       (1,543)           (302)
       (Increase)/decrease in other current assets                                (508)           (265)
       Increase/(decrease) in accounts payable                                   3,999            (286)
       Increase/(decrease) in other accrued expenses                             1,076          (2,386)
-----------------------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities                         $ (4,015)       $  1,110
===========================================================================================================

The accompanying notes are an integral part of these financial statements.



                          HELIX TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
(in thousands)                                                                   July 2, 1999    June 26, 1998
--------------------------------------------------------------------------------------------------------------

Net income                                                                           $4,252          $1,432
--------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss) before tax:
     Foreign currency translation adjustment                                            690            (515)
     Unrealized gain (loss) on available-for-sale investment                            (62)              5
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                                           628            (510)
Income tax related to items of other comprehensive income (loss)                       (294)             98
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                           334            (412)
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $4,586          $1,020
==============================================================================================================


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended July 2, 1999, and June 26, 1998, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 2, 1999, and December 31, 1998, and the results of operations and cash flows for the periods ended July 2, 1999, and June 26, 1998. Certain reclassifications have been made to prior year consolidated financial statements to conform with the current presentation.

The results of operations for the six-month period ended July 2, 1999, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the six-month periods ended July 2, 1999, and June 26, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $15,757,000 and $18,152,000 as of July 2, 1999, and December 31, 1998, respectively. The investments were classified as "available-for-sale," and the difference in the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

-----------------------------------------------------------------
(in thousands)               July 2, 1999           Dec. 31, 1998
-----------------------------------------------------------------

Finished goods                 $ 4,439                 $ 3,067
Work in process                  7,702                   7,597
Materials and parts              4,213                   4,147
-----------------------------------------------------------------
                               $16,354                 $14,811
=================================================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions was $2,094,000 for the six-month period ended July 2, 1999 and $831,000 for the six-month period ended June 26, 1998. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the six-month periods ended July 2, 1999, and June 26, 1998, was 33% and 36.7%, respectively. The effective tax rate for the six-month period ended June 26, 1998 was unfavorably impacted by the merger and special charges which are not fully deductible for tax purposes.

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

The following table sets forth the computation of basic and diluted net income per common share:

----------------------------------------------------------------------------
                                                      Six Months Ended
(in thousands except per share data)          July 2, 1999     June 26, 1998
----------------------------------------------------------------------------

Net income                                      $ 4,252           $ 1,432
============================================================================

Basic shares                                     22,313            22,215

Add:    Common equivalent shares (1)                180               160
----------------------------------------------------------------------------
Diluted shares                                   22,493            22,375
============================================================================

Basic net income per share                      $  0.19           $  0.06
============================================================================

Diluted net income per share                    $  0.19           $  0.06
============================================================================

(1) Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). Options outstanding not included in the computation of diluted shares were 210,000 as of July 2, 1999, and 321,000 as of June 26, 1998, because the option price was greater than the average market price of the common shares.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Merger, Restructuring and Special Charges
--------------------------------------------------

In the second quarter of 1998, the Company acquired GPC in a transaction accounted for as a pooling of interests. The Company issued 2,382,925 shares of common stock for all of the common stock of GPC. Direct acquisition costs, primarily compensation expense relating to shares issued to certain GPC employees as part of a restricted stock plan and professional fees, amounted to approximately $3.5 million in 1998, of which $2.0 million were incurred in the second quarter of 1998 and were charged against the results of operations.

During the third quarter of 1998, the Company recorded restructuring and other special charges of $2.5 million. The charges primarily included provisions for termination benefits of $1.3 million for approximately 80 personnel, exit costs related to a leased facility of $1.0 million and $0.2 million for the impairment of certain assets. As of July 2, 1999, $0.3 million of the restructuring accrual remained in other accrued expenses, which the Company expects to be paid or amortized by the third quarter of 1999.

Note 7 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Standard in 2001 is not expected to have a material effect on the Company's consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

In the first half of 1999, the semiconductor capital equipment industry began to recover from the significant worldwide downturn that the industry experienced throughout 1998. Because of this positive industry trend since the end of 1998, net sales for the second quarter of 1999 were $32.5 million compared with $25.7 million a year ago, an increase of 26%. Net sales for the six-month period were $58.4 million, an increase of 2%, from $57.2 million for the first half of 1998.

The gross profit percentage for the quarter was 43.5% compared with 38.7% for the second quarter of 1998, directly attributable to higher net sales and related production levels. The gross profit percentage for the first half of 1999 was 42.7%, approximating the prior year's 43.1%, on essentially flat year-to-date net sales.

Spending levels in the first half of 1999 have been favorably impacted by restructuring actions by the Company in the third quarter of 1998. As part of this restructuring, the Company eliminated non-strategic spending while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge in the third quarter of 1998 of $2.5 million. The Company expects that these changes will provide approximately $4.0 million of annual cost savings in 1999 or enable resources to be reallocated to strategic investments, such as the Company's Japanese sales and global support subsidiary, which began operations in the fourth quarter of 1998. At July 2, 1999, $0.3 million of the restructuring accrual remained in other accrued expenses, which the Company expects to be paid or amortized by the end of the third quarter of 1999.

Research and development expenses were $2.6 million for the second quarter of 1999 or 8% of net sales compared to $2.9 million or 11% of net sales for the same period last year. Year-to-date 1999 spending was $4.6 million or $1.5 million less than the same period last year. As the 1998 downturn progressively worsened, the Company reduced its R & D spending by focusing on critical near-term and strategic projects. In 1999, the Company is selectively adjusting its spending on other programs to be in line with industry conditions, positioning the Company for growth as the economics improve in the worldwide semiconductor industry.

Total selling, general and administrative expenses increased by $0.7 million in the second quarter and first half of 1999 compared to the same periods in 1998, primarily due to higher variable compensation expense and expenses related to the start-up of the Japanese subsidiary operations, offset by savings related to the restructuring actions.

Operating income increased $5.9 million and $4.7 million in the second quarter of 1999 and year-to-date, respectively, compared with the same periods of 1998. The primary reasons for the increases are higher net sales in 1999 and the non-recurring merger and special charges associated with the Company's pooling of interest transaction with Granville-Phillips Company in May of 1998.

For the second quarter of 1999, the Company had a pretax income of $4.4 million resulting in a tax provision of $1.4 million compared to a pretax loss of $1.3 million and a tax benefit of $0.8 million for the same period a year ago. For the first half of 1999 the company had pretax income of $6.3 million

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations (continued)
---------------------------------

and a tax provision of $2.1 million compared to pretax income of $2.3 million and a tax provision of $0.8 million for the first half of 1998. The effective tax rate for the six-month periods ended July 2, 1999, and June 26, 1998, was 33% and 36.7%, respectively. The tax rate in 1998 was unfavorably impacted by merger and special charges, which were not fully deductible for tax purposes.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the first six months of 1999 was $2.3 million compared with $4.8 million for the comparable period in 1998, primarily due to increased accounts receivable partially offset by increased accounts payable. Both changes were driven by the increased net sales activity at the end of the second quarter of 1999, when compared with the same period of 1998.

Cash used by investing activities decreased by $24.1 million during the first six months of 1999 compared with the same period last year, due to the purchase of available-for-sale investments, which occurred during the first quarter of 1998.

Cash dividends paid to stockholders during the first six months of 1999 were $5.3 million compared with $8.9 million during the first six months of 1998. In October 1998, the Board of Directors reduced the quarterly cash dividend to $0.12 per common share from $0.21 per common share paid in the first and second quarters of 1998.

On July 16, 1999, the Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend is payable on August 6, 1999, to stockholders of record at the close of business July 29, 1999.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions were not material.

The Company believes that existing cash and investment balances will be adequate to fund operations through at least 1999 and that it has opportunities to consider further financing options should additional funds be required.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Standard in 2001 is not expected to have a material effect on the Company's consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Certain Factors That May Affect Future Results
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which generally have had a severe effect on the semiconductor industry's demand for capital equipment and have adversely affected the Company's results of operations. There can be no assurance that developments in the semiconductor industry or the semiconductor equipment industry will occur at the rate or in the manner expected by the Company.

In addition to the cyclical nature, risks and uncertainties of the semiconductor industry, the Company faces the following risks and uncertainties among others: the need to continuously develop, manufacture and gain customers' acceptance of new products and product enhancements; dependence on a limited number of customers; the Company's ability to attract and retain certain key personnel; the ability of the Company to protect its technology assets by obtaining and enforcing patents; dependence on sole and limited source suppliers for certain components and subassemblies included in the Company's products and systems. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially affect its business, financial position, results of operations and stock price.

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

INTERNAL BUSINESS SOFTWARE. The Company's internal business systems that collectively provide the major processing functions for its operations were not Year 2000 compliant. The remediation/replacement of those systems was begun in mid-1998 and was completed in June 1999. Testing of these systems will continue in the second half of 1999.

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

The Company completed the remediation efforts and related testing efforts of all major systems in June 1999. Additional testing will be performed during the second half of 1999, focusing on those systems classified as high risk of failure as well as critical to the business. Independent organizations might be employed to assist the Company as needed to test and verify such internal systems are Year 2000 compliant.

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

The Company intends to adopt a contingency plan, if deemed necessary, to address any issues raised as it completes remedial work on its internal systems and assesses the state of readiness of its key external suppliers. As no specific instance of material Year 2000 non-compliance has been discovered to date, the Company has not yet adopted a contingency plan to deal with Year 2000 issues.

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

Item 6(a).        Exhibits

                  27      Financial Data Schedule (EDGAR version only).


Item 6(b).        Reports on Form 8-K

                  No Form 8-K was required to be filed during the quarter ended July 2, 1999.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            HELIX TECHNOLOGY CORPORATION
                                                      (Registrant)





August 3, 1999                        By:  /s/Michael El-Hillow
---------------------------------          -------------------------------------
Date                                       Michael El-Hillow
                                           Senior Vice President
                                           Chief Financial Officer