Form 10-Q
period 1999-10-01
HELIX TECHNOLOGY CORP
filed 1999-10-26
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                     For the Quarter Ended October 1, 1999.

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

                                                              Yes X No___

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of October 1, 1999 was 22,341,631.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX




                                                                            Page

Part I.    FINANCIAL INFORMATION

   Item 1.         Consolidated Financial Statements

   Consolidated Balance Sheets as of October 1, 1999 and
          December 31, 1998...................................................3

   Consolidated Statements of Operations for the Three and Nine Months
          Ended October 1, 1999 and September 25, 1998........................4

   Consolidated Statements of Cash Flows for the Nine Months
          Ended October 1, 1999 and September 25, 1998........................5

   Consolidated Statements of Comprehensive Income for the Nine Months
          Ended October 1, 1999 and September 25, 1998........................6

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


Part II.   OTHER INFORMATION

   Item 6 (a).  Exhibits.....................................................15

   Item 6 (b).  Reports on Form 8-K..........................................15

   Signature.................................................................16



                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                            Oct. 1, 1999   Dec. 31, 1998
(in thousands except per share data)                         (unaudited)    (audited)
----------------------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                                    $  5,932       $  8,843
Investments (Note 2)                                           15,771         18,152
Receivables - net of allowances                                20,046          9,783
Inventories  (Note 3)                                          16,846         14,811
Deferred income taxes (Note 4)                                  5,157          5,157
Other current assets                                            1,833          1,106
----------------------------------------------------------------------------------------
Total Current Assets                                           65,585         57,852
----------------------------------------------------------------------------------------
Property, plant and equipment at cost                          39,092         36,691
    Less:  accumulated depreciation                           (28,466)       (25,990)
----------------------------------------------------------------------------------------
Net property, plant and equipment                              10,626         10,701
Other assets                                                    7,992          7,099
----------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 84,203       $ 75,652
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                             $  7,080       $  3,752
Payroll and compensation                                        4,687          2,884
Retirement costs                                                4,298          3,588
Income taxes (Note 4)                                           1,403            507
Other accrued liabilities (Note 6)                                874          1,553
----------------------------------------------------------------------------------------
Total Current Liabilities                                      18,342         12,284
----------------------------------------------------------------------------------------
Commitments                                                         -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                    -              -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,341,631 in 1999
  and 22,319,131 in 1998                                       22,342         22,319
Capital in excess of par value                                  8,424          7,936
Treasury stock, $1 par value (14,444 shares in 1999 and
 34,000 shares in 1998)                                          (198)          (438)
Accumulated other comprehensive income (loss)                     373           (359)
Retained earnings                                              34,920         33,910
----------------------------------------------------------------------------------------
Total Stockholders' Equity                                     65,861         63,368
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 84,203       $ 75,652
========================================================================================

The accompanying notes are an integral part of these financial statements.



                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                              Three months ended                Nine months ended
                                                            Oct. 1,       Sept. 25,          Oct. 1,      Sept. 25,
(in thousands except per share data)                         1999           1998              1999          1998
-------------------------------------------------------------------------------------------------------------------

Net sales                                                    $39,036       $18,550           $97,469       $75,750

Costs and expenses:
   Cost of sales                                              21,431        12,602            54,921        45,145
   Research and development                                    2,481         2,112             7,100         8,201
   Selling, general and administrative                         8,614         6,101            23,368        20,175
   Merger, restructuring and special charges (Note 6)              -         2,500                 -         6,046
-------------------------------------------------------------------------------------------------------------------
                                                              32,526        23,315            85,389        79,567
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                        6,510        (4,765)           12,080        (3,817)
-------------------------------------------------------------------------------------------------------------------

Joint venture income                                             440           233               788           824
Interest and other income                                        192           270               620           994
-------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                     7,142        (4,262)           13,488        (1,999)
Income taxes (benefit) (Note 4)                                2,357          (831)            4,451             -
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $ 4,785       $(3,431)          $ 9,037       $(1,999)
===================================================================================================================

Net income (loss) per share:
    Basic (Note 5)                                           $  0.21       $ (0.15)          $  0.40       $ (0.09)
    Diluted (Note 5)                                         $  0.21       $ (0.15)          $  0.40       $ (0.09)
===================================================================================================================

Number of shares used in per share calculations:
    Basic (Note 5)                                            22,344        22,250            22,323        22,227
    Diluted (Note 5)                                          22,673        22,250            22,553        22,227
===================================================================================================================

The accompanying notes are an integral part of these financial statements.




                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

-------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
(in thousands)                                                       Oct. 1, 1999  Sept. 25, 1998
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                                $  9,037       $ (1,999)
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
     Amortization of deferred compensation (Note 6)                          -            861
     Depreciation                                                        3,082          2,933
     Other                                                                 306           (568)
     Net change in operating assets and liabilities (A)                 (6,967)         4,738
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                5,458          5,965
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                               (3,007)        (1,335)
     Purchase of investments                                           (18,237)       (46,509)
     Sale of investments                                                20,565         29,255
-------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                   (679)       (18,589)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Shares tendered for exercise of stock options                           -           (438)
     Net cash provided by employee stock plans                             337            241
     Cash dividends paid                                                (8,027)       (13,545)
-------------------------------------------------------------------------------------------------
Net cash (used) by financing activities                                 (7,690)       (13,742)
-------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                   (2,911)       (26,366)
Cash and cash equivalents, at the beginning of the period                8,843         34,717
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period                   $  5,932       $  8,351
=================================================================================================

(A) Change in operating assets and liabilities:
       (Increase)/decrease in accounts receivable                     $(10,263)      $  7,310
       (Increase)/decrease in inventories                               (2,035)            57
       (Increase)/decrease in other current assets                        (727)          (532)
       Increase/(decrease) in accounts payable                           3,328         (1,114)
       Increase/(decrease) in other accrued expenses                     2,730           (983)
-------------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities                 $ (6,967)      $  4,738
=================================================================================================

The accompanying notes are an integral part of these financial statements.



                          HELIX TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months Ended
(in thousands)                                                                         Oct. 1, 1999      Sept. 25, 1998
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                         $9,037          $(1,999)
-----------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss) before tax:
   Foreign currency translation adjustment                                                 1,094             (954)
   Unrealized (loss) gain on available-for-sale investments                                  (53)              38
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                                              1,041             (916)
Income tax related to items of other comprehensive income (loss)                            (309)             268
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                                732             (648)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                               $9,769          $(2,647)
=======================================================================================================================

The accompanying notes are an integral part of these financial statements


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended October 1, 1999, and September 25, 1998, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 1, 1999, and December 31, 1998, and the results of operations and cash flows for the periods ended October 1, 1999, and September 25, 1998. In May 1998, the Company completed the acquisition of Granville-Phillips Company (GPC). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 (see Note 6). All prior period consolidated financial statements have been restated to include the financial position, results of operations and cash flows of GPC as though it had been part of the Company for all periods presented.

The results of operations for the nine months ended October 1, 1999, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three and nine months ended October 1, 1999, and September 25, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $15,771,000 and $18,152,000 as of October 1, 1999, and December 31, 1998, respectively. The investments were classified as "available-for-sale," and the difference in the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

-----------------------------------------------------------------
(in thousands)               Oct. 1, 1999           Dec. 31, 1998
-----------------------------------------------------------------

Finished goods                $ 4,730                 $ 3,067
Work in process                 7,726                   7,597
Materials and parts             4,390                   4,147
-----------------------------------------------------------------
                              $16,846                 $14,811
=================================================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions were $4,451,000 and $0, respectively, for the nine months ended October 1, 1999, and September 25, 1998. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the nine months ended October 1, 1999, and September 25, 1998, was 33% and 0%, respectively. The effective tax rate for the nine months ended September 25, 1998 was impacted by the merger and special charges which are not fully deductible for tax purposes.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation and tax credit carryforwards, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 5 - Net Income (Loss) Per Share
------------------------------------

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:

----------------------------------------------------------------------------
                                                    Nine Months Ended
(in thousands except per share data)        Oct. 1, 1999      Sept. 25, 1998
----------------------------------------------------------------------------

Net income (loss)                             $   9,037          $ (1,999)
============================================================================
Basic shares                                     22,323            22,227

Add:    Common equivalent shares (1)                230                 -
----------------------------------------------------------------------------
Diluted shares                                   22,553            22,227
============================================================================

Basic net income (loss) per share             $    0.40          $  (0.09)
============================================================================

Diluted net income (loss) per share           $    0.40          $  (0.09)
============================================================================

(1) Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). All options outstanding were included in the computation of diluted shares for 1999. In 1998, 421,000 options were not included because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Merger, Restructuring and Special Charges
--------------------------------------------------

In the second quarter of 1998, the Company acquired GPC in a transaction accounted for as a pooling of interests. The Company issued 2,382,925 shares of common stock for all of the common stock of GPC. Direct acquisition costs, primarily compensation expense relating to shares issued to certain GPC employees as part of a restricted stock plan and professional fees, amounted to approximately $3.5 million in 1998 and were charged against the results of operations.

During the third quarter of 1998, the Company recorded restructuring and other special charges of $2.5 million. The charges primarily included provisions for termination benefits of $1.3 million for approximately 80 personnel, exit costs related to a leased facility of $1.0 million and $0.2 million for the impairment of certain assets. As of October 1, 1999, the restructuring accrual was fully paid or amortized.

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

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 7, 1998, the Company acquired Granville-Phillips Company (GPC). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and disk drive manufacturing processes. The transaction was accounted for as a pooling of interests; and accordingly, the financial results of the Company for 1998 includes financial position, results of operations, comprehensive income and cash flows of GPC.

Results of Operations
---------------------

Throughout 1999, the semiconductor capital equipment industry experienced a rapid recovery from the significant worldwide downturn that occurred in 1998. Because of this positive industry trend, net sales for the three months ended October 1, 1999, (the "1999 Quarter") were $39.0 million compared with net sales for the three months ended September 25, 1998, (the "1998 Quarter") of $18.6 million, an increase of 110%. Net sales for the nine months ended October 1, 1999, (the "1999 Period") were $97.5 million, an increase of 29%, from $75.8 million for the nine months ended September 25, 1998 (the "1998 Period").

The gross profit percentage for the 1999 Quarter was 45.1% compared with 32.1% for the 1998 Quarter. The gross profit percentage for the 1999 Period was 43.7% compared with 40.4% for the 1998 Period. The increase in gross profit percentage for both quarters and periods was primarily attributable to higher net sales leverage on fixed production costs.

Spending levels in the 1999 Period have been favorably impacted by restructuring actions taken by the Company in the 1998 Quarter. As part of this restructuring, the Company eliminated non-strategic spending while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge of $2.5 million. The Company expects that these changes will provide approximately $4.0 million of annual cost savings in 1999 and enable resources to be reallocated to strategic investments, such as the Company's Japanese sales and global support subsidiary, which began operations in the fourth quarter of 1998. At October 1, 1999, the restructuring accrual was fully paid or amortized.

Research and development expenses were $2.5 million for the 1999 Quarter or 6% of net sales compared to $2.1 million or 11% of net sales for the 1998 Quarter. Spending was $7.1 million or 7% of net sales for the 1999 Period compared to $8.2 million or 11% of net sales for the 1998 Period. As the 1998 downturn progressively worsened, the Company reduced its R & D spending by focusing on critical near-term and strategic projects. In 1999, the Company is adjusting its spending to be in line with improving industry conditions and opportunities.

Total selling, general and administrative expenses increased by $2.5 million in the 1999 Quarter and $3.2 million in the 1999 Period compared to the 1998 Quarter and 1998 Period, primarily due to higher variable compensation expense and expenses related to the start-up of the Japanese subsidiary, partially offset by savings related to the restructuring actions.

Operating income increased $11.3 million and $15.9 million in the 1999 Quarter and the 1999 Period, respectively, compared with the 1998 Quarter and the 1998 Period. The primary reasons for the

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------

increases are higher net sales in 1999, sales leverage on fixed production costs and reductions to 1998 operating income due to non-recurring merger and special charges associated with the Company's pooling of interest transaction with GPC in May 1998 and restructuring charges recorded in September 1998.

For the 1999 Quarter, the Company had pretax income of $7.1 million resulting in a tax provision of $2.4 million compared to a pretax loss of $4.3 million and a tax benefit of $0.8 million for the 1998 Quarter.

For the 1999 Period, the Company had pretax income of $13.5 million and a tax provision of $4.5 million compared to pretax loss of $2.0 million and no tax provision for the 1998 Period. The effective tax rate for the 1999 Quarter and the 1999 Period was 33%. The effective tax rates for the 1998 Quarter and the 1998 Period were 19% and 0%, respectively. The tax rates for 1998 were impacted by merger, restructuring and special charges, which were not fully deductible for tax purposes.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 1999 Period of $5.5 million was relatively flat when compared with $6.0 million for the 1998 Period. This was primarily due to increased net income offset by increased accounts receivable in 1999. These changes were driven by the increased net sales activity at the end of the 1999 Period, when compared with the 1998 Period.

Cash used by investing activities decreased by $17.9 million during the 1999 Period compared to the 1998 Period, primarily due to lower purchases of available-for-sale investments partially offset by increased capital expenditures as industry business conditions improved.

Cash dividends paid to stockholders during the 1999 Period were $8.0 million compared with $13.5 million during the 1998 Period. In October 1998, the Board of Directors reduced the quarterly cash dividend to $0.12 per common share from $0.21 per common share paid in each of the first three quarters of 1998.

On October 14, 1999, the Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend is payable on November 2, 1999, to stockholders of record at the close of business on October 25, 1999.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions were not material.

The Company believes that existing cash and investment balances will be adequate to fund operations for the foreseeable future and that it has opportunities to consider further financing options should additional funds be required.

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

Certain Factors That May Affect Future Results
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's revenues, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

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

INTERNAL BUSINESS SOFTWARE. The Company's internal business systems that collectively provide the major processing functions for its operations were not Year 2000 compliant. The remediation/replacement of those systems was begun in mid-1998 and was completed in June 1999. Testing of these systems continue in the second half of 1999.

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

The Company completed the remediation efforts and related testing efforts of all major systems in June 1999. Additional testing is being performed during the second half of 1999, focusing on those systems classified as high risk of failure as well as critical to the business. Independent organizations might be employed to assist the Company as needed to test and verify such internal systems are Year 2000 compliant.

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

                          HELIX TECHNOLOGY CORPORATION

                           PART II. OTHER INFORMATION


Item 6(a).        Exhibits

                  27      Financial Data Schedule (EDGAR version only).


Item 6(b).        Reports on Form 8-K

                  No Form 8-K was required to be filed during the quarter ended October 1, 1999.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                HELIX TECHNOLOGY CORPORATION
                                                       (Registrant)





October 26, 1999                           By:  /s/Michael El-Hillow
-------------------                             -------------------------------
Date                                            Michael El-Hillow
                                                Senior Vice President
                                                Chief Financial Officer