Form 10-K
period 1999-12-31
HELIX TECHNOLOGY CORP
filed 2000-03-17
CIK 46709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                          [X] Annual Report Pursuant to
                           Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

       For the Year Ended December 31, 1999 Commission File Number 0-6866

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

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $1 Par Value
                                                              ----------------
                                                              (Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of March 14, 2000, (computed by reference to the quoted selling prices of such stock in the over-the-counter market), was $1,604,742,626.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of March 14, 2000, was 22,598,704.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders to be filed with the SEC in March 2000 are incorporated by reference into Part III, Items 10-12.

HELIX TECHNOLOGY CORPORATION                                  10-K Annual Report
Commission File No. 0-6866                                    For the Year Ended
                                                               December 31, 1999


                                     PART I

Item 1.    Business

         General HELIX TECHNOLOGY CORPORATION (the "Company" or "Helix"), a Delaware corporation organized in 1967, provides critical enabling vacuum system technology to a broad range of electronic component manufacturers, principally for the production of semiconductors, data storage and flat panel displays.

The Company's On-Board technology is a comprehensive package of hardware and software that can integrate both Helix and non-Helix vacuum products. (On-Board is a registered trademark of Helix Technology Corporation.) These systems provide original equipment manufacturers the flexibility to rapidly implement a full range of process-driven solutions and end-user performance-enhancing process controls, advanced diagnostics and communications capabilities to increase system uptime and to lower the cost of ownership.

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

In 1999, the Company introduced GOLDLink Support, its remote Global On-Line Diagnostic service, and deployed it at several semiconductor fabrication facilities in the United States and Europe. Beginning in 2000, the Company expects to significantly expand this internet-based service to fabrication facilities throughout the world. (GOLDLink is a registered service mark of Helix Technology Corporation.)

When fully implemented, the Company expects that GOLDLink Support will enable it to remotely monitor and control Helix and third-party vacuum system components, at semiconductor fabrication facilities anywhere in the world, and develop information that can be used to proactively maximize customers' vacuum system uptime.

                                     PART I

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

The Company's business has been cyclical because of its dependence upon the semiconductor industry that has historically been highly cyclical.

The Company holds many U.S. and foreign patents in the fields of vacuum pumping, gauging and cryogenics that it believes are significant to its operations. These patents expire at various years through 2019. No patents which the Company considers significant expire during the next five years. The Company has a number of trademarks that it considers important to its business. These trademarks are protected by registration in the United States and other countries in which the Company's products are marketed.

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

On May 7, 1998, the Company acquired Granville-Phillips Company ("GPC"). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and data storage manufacturing processes.

         Backlog - The backlog of orders believed to be firm was approximately $13.8 million at December 31, 1999, compared to $4.8 million at December 31, 1998. The Company expects to recognize revenues from essentially all of the December 31, 1999, backlog during 2000.

         Research and Development - The Company expended $9,916,000 in 1999 on research and development efforts compared to $10,106,000 and $11,540,000 in 1998 and 1997, respectively. These expenditures reflect development activities relating to product enhancements and new products for commercial applications.

                                     PART I

         Employment - Total employment in the Company at the end of 1999 was 649 compared with 457 and 606 at the end of 1998 and 1997, respectively. This includes 90 temporary employees at the end of 1999 compared to eight and 65 in 1998 and 1997, respectively.

         Environmental Affairs - Compliance with federal, state and local provisions relating to environmental quality has not had, and is not expected to have, a material impact upon capital expenditures, earnings or the competitive position of the Company.

           Financial Information about One Reportable Segment and Major Customers - The Company's one reportable segment is cryogenic and vacuum equipment. The Company's largest customer is Applied Materials, the world's largest manufacturer of semiconductor capital equipment, representing 29%, 20% and 30% of net sales for 1999, 1998 and 1997, respectively. Information concerning the Company's segment information and different geographical areas is included in Note F of Notes to Consolidated Financial Statements included elsewhere in this report.

Item 2.    Properties

The Company occupies approximately 297,400 square feet worldwide, as described in the table below.

                    Size       Lease
   Location      (Sq. Ft.)    Expires                  Functions
   --------      ---------    -------                  ---------

Massachusetts     155,000       2006       Corporate headquarters, engineering,
                   63,000       2004       manufacturing, sales and
                                           marketing and administration

Colorado           22,000       2000       Engineering, manufacturing, and
                    9,000       2001       sales and marketing

California         11,000       2000       Sales office, customer support and
                                           repair depot

Texas              12,000       2000       Sales office and customer support

Arizona             1,300       2000       Sales office and customer support

Scotland            5,300       2020       Sales office and customer support

Germany             2,500       2000       Sales office and customer support

France              6,400       2000       Sales office, customer support and
                                           repair depot

Japan               9,900       2000       Sales office, customer support and
                                           repair depot

                                     PART I

During 2000, the Company will consolidate its Colorado operations into a new 60,000 square foot leased facility. In anticipation of this consolidation, the Company sold its Colorado facility in December 1999, recognizing a $1.4 million gain, and entered into a lease with the new owner to facilitate the transition into the new facility.

The Company has also signed a lease for a 7,500 square foot sales and service facility in Taiwan that will be occupied during 2000.

With these additions during 2000, the Company believes it has adequate facilities to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available as required. The lease on the Mansfield, Massachusetts, facility provides for renewal options for up to fifteen additional years.

Item 3.    Legal Proceedings

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

The Company is a defendant in an action brought in 1998 in the Massachusetts Superior Court by Raytheon Company which alleges that between 1992 and 1994 the Company sold Raytheon defective components used in missile guidance systems manufactured by Raytheon. The Company has not been in the business of selling these components since 1994.

The Company has denied all claims asserted against it by Raytheon and has succeeded in having certain claims dismissed. The action is in the discovery and motion phase. The Company believes that it has meritorious defenses and that, although the ultimate outcome of the matters cannot be predicted with certainty, the disposition of the matters should not have a material effect on the financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's  common stock is traded on the Nasdaq Stock Market  (Nasdaq symbol
HELX). At December 31, 1999, there were 22,375,631 shares of common stock outstanding and approximately 740 common stockholders of record.

Price Range of Common Stock and Cash Dividend Per Common Share

The price range and cash dividend per common share of the Company's common stock by quarter are:

                               First     Second     Third     Fourth
             1999             Quarter    Quarter   Quarter    Quarter
--------------------------------------------------------------------------------
Stock price
   High                        $24.00    $24.00     $35.06    $49.50
   Low                         $12.88    $15.13     $21.00    $32.44
Cash dividends per share       $ 0.12    $ 0.12     $ 0.12    $ 0.12

                               First     Second     Third     Fourth
             1998             Quarter    Quarter   Quarter    Quarter
--------------------------------------------------------------------------------
Stock price
   High                        $25.13    $20.63     $15.50    $14.00
   Low                         $17.75    $14.75     $ 9.25    $ 6.81
Cash dividends per share (1)   $ 0.21    $ 0.21     $ 0.21    $ 0.12

(1) In the first quarter of 1998, cash dividends per share are based on shares outstanding at that time and therefore do not reflect the 2,383,000 shares issued as part of the acquisition of Granville Phillips Company.

The Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on March 15, 2000, to common stockholders of record at the close of business on March 7, 2000.

Item 6.    Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein. In connection with the acquisition of Granville-Phillips Company in 1998, accounted for as a pooling of interests, all prior-period financial data has been restated to include the impact of the combination.

                                     PART II


                                                                      December 31
                                          -----------------------------------------------------------------
(in thousands except per share data)        1999         1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------------
Net sales                                 $139,389      $95,345       $157,076       $151,665      $145,370

Net income (loss) (1)                     $ 15,864      $(1,920)      $ 25,544       $ 25,126      $ 24,694

Basic net income (loss)
    per share (2)                         $   0.71      $ (0.09)      $   1.15       $   1.15      $   1.14

Diluted net income (loss)
    per share (2)                         $   0.70      $ (0.09)      $   1.14       $   1.14      $   1.12

Cash dividends per share (1) (2) (3)      $   0.48      $  0.75       $  0.735       $   0.65      $   0.29

Total assets                              $ 93,655      $75,652       $ 96,219       $ 83,005      $ 79,509

Basic shares (2)                            22,336       22,262         22,151         21,788        21,592
Diluted shares (2)                          22,623       22,262         22,353         22,096        22,124

(1) Net income for the year ended December 31, 1999, reflects the gain on sale of the Company's Colorado facility of $1,397,000. Net loss for the year ended December 31, 1998, reflects merger and other special charges of $3,546,000 related to the acquisition of Granville-Phillips Company and restructuring and other special charges of $2,500,000 related to work force reductions, exit costs for a leased facility and impairment of certain assets. (See Notes H and I of Notes to Consolidated Financial Statements.)
(2) All share and per share data reflect a two-for-one common stock split effective November 1997.
(3) Cash dividends per share declared in periods prior to the acquisition of Granville-Phillips Company are based on shares outstanding at that time and therefore do not reflect the 2,383,000 shares issued as part of the acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this item and elsewhere in this report contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include those described under "Certain Factors That May Affect Future Results" below.

On May 7, 1998, the Company acquired Granville-Phillips Company ("GPC"). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display and data storage manufacturing processes. The transaction was accounted for as a pooling of interests; and accordingly, the financial results of the Company for all periods presented include the financial position, results of operations, stockholders' equity and cash flows of GPC.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - 1999 Compared with 1998

Throughout 1999, the global semiconductor capital equipment industry experienced a rapid recovery from the significant worldwide downturn that occurred in 1998. Because of this positive industry trend, net sales for 1999 were $139.4 million compared to $95.3 million in 1998, an increase of $44.1 million or 46.2%.

Total gross profit as a percentage of net sales was 44.4% for 1999, compared to 39.8% for the prior year. The improvement in gross margin was primarily attributable to increased production volume and the related decrease in manufacturing unit costs.

Selling, general and administrative expenses increased in 1999 to $32.0 million from $26.6 million in the prior year. The increase in spending is primarily attributable to expenditures to support increased sales activities worldwide, including expansion of the Company's sales and service location in Japan, and the final year of expense related to a stock-based variable compensation plan.

Research and development expenses for 1999 were $9.9 million or 7.1% of net sales, compared to $10.1 million or 10.6% of net sales for 1998. As the Company entered 1999, its research and development spending focused on long-term strategic initiatives. As industry conditions improved during the year, the Company increased its spending to also include projects that meet near-term customer requirements. The Company expects to spend approximately $13.0 million to $14.0 million on research and development in 2000.

In 1998, the Company eliminated non-strategic spending while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge of $2.5 million. These changes made available approximately $5.0 million, which was redirected to the above-mentioned operations in 1999. At October 1, 1999, the restructuring accrual was fully utilized.

Royalty and equity income from the Company's joint venture in Japan increased by $0.5 million in 1999 due to the turnaround in the Japanese semiconductor capital equipment market.

Interest and other income for 1999 was $0.9 million compared with $1.2 million for 1998, reflecting lower cash, cash equivalent and investment balances during the year.

During 2000, the Company will consolidate its Colorado operations into a new 60,000 square foot leased facility. In anticipation of this consolidation, the Company sold its Colorado facility in December 1999, recognizing a $1.4 million gain, and entered into a lease with the new owner to facilitate the transition into the new facility.

The Company recorded an income tax provision of $7.8 million for 1999 compared to an income tax benefit of $0.7 million for the previous year. The 1999 provision of 33% is less than the federal statutory rate of 35% because the Company benefited from research and development and other tax credits. In 1998, the Company had an operating loss before taxes due to merger, restructuring and special charges; and the Company benefited from research and development and other tax credits.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - 1998 Compared with 1997

Net sales for 1998 were $95.3 million compared to $157.1 million in 1997, a decrease of $61.8 million. This decline was attributable to the excess capacity in the worldwide semiconductor industry, combined with the economic slump in the Pacific Rim.

Total gross profit as a percentage of net sales was 39.8% for 1998, compared to 48.2% for the prior year. The reduction in gross margin was caused by the substantial decline in production volume and the related increase in excess capacity and manufacturing unit costs.

Research and development expenses for 1998 were $10.1 million or 10.6% of net sales, compared to $11.5 million or 7.3% of net sales for 1997. As industry conditions worsened during the year, the Company delayed certain expenditures on projects it believed were not critical during the downturn. Despite the decline in the semiconductor capital equipment business environment and the continued weakness of the Asian markets, the Company continued to fund its long-term strategic development programs in 1998 in order to position the Company for growth as economics improved in the worldwide semiconductor industry.

Selling, general and administrative expenses decreased in 1998 to $26.6 million from $30.9 million in the prior year. This reduction in spending was primarily attributable to a decrease in variable compensation, lower sales commission expense and a reduction in advertising and promotional expenditures, which was partially offset by expenses associated with the opening of the Company's sales office in Japan.

During 1998, the Company incurred certain special charges. In the second quarter, the Company acquired GPC in a transaction accounted for as a pooling of interests. Direct acquisition costs, including professional fees and compensation expense for various incentive plans for certain GPC employees, amounted to $3.5 million and were charged against results of operations. During the third quarter, the Company restructured its domestic operations to eliminate non-strategic spending, while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge of $2.5 million. The restructuring included provisions for termination benefits of $1.3 million paid to approximately 80 personnel, $1.0 million relating to the closing of a leased facility and $0.2 million for the impairment of certain assets. Approximately $0.7 million of the charge was non-cash, relating to the write-off of certain leasehold improvements in the closed facility and the impairment of the assets. The Company expected these changes would provide approximately $5.0 million of annual cost savings in 1999. At December 31, 1998, $0.9 million of restructuring and special charges remained in other accrued expenses.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $12.4 million in 1999. The Company invested $4.6 million, primarily in machinery and equipment, during 1999. The increase of approximately $2.0 million from 1998 was principally due to spending on information systems for its Japanese operation and Year 2000 remediation efforts.

The Company's normal annual capital needs are approximately $4.0 million to $5.0 million. However, in 2000 the Company has four major initiatives that will result in capital spending of approximately $10.0 million. These initiatives are: consolidation of its Colorado operations into a new 60,000 square foot leased facility, the first phase of a new corporate information system, its GOLDLink global support operations center and the opening of a sales and service location in Taiwan.

Cash dividends paid to stockholders during 1999 were $10.7 million compared to $16.1 million for 1998. In October 1998, the Company's Board of Directors reduced the quarterly dividend from $0.21 per common share to $0.12 per common share.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

The Company believes that existing cash, cash equivalents, investment balances and anticipated cash flow from operations will be adequate to fund operations for the foreseeable future.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Legal Proceedings

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company is a defendant in an action brought by Raytheon Company claiming damages from the sale of allegedly defective components by the Company to Raytheon, which the Company no longer sells. The Company believes that it has meritorious defenses to the claims and that, although the outcome of the action cannot be predicted with certainty, the disposition of the claim should not have a material effect on the financial position of the Company.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities " This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt SFAS 133 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS
133. The adoption of this standard in 2001 is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of 2000. The Company has evaluated the application of SAB 101 and determined that it will have no impact.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels, profitability, business and industry outlook and sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain Factors That May Affect Future Results (continued)

response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ materially from such forward-looking statements include, but are not limited to, the factors discussed below.

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

In addition to the cyclical nature, risks and uncertainties of the semiconductor industry, the Company faces the following risks and uncertainties among others: the need to continuously develop, manufacture and gain customers' acceptance of new products and product enhancements; dependence on a limited number of customers and concentration of sales to one or a few customers; the Company's ability to attract and retain certain key personnel; the ability of the Company to protect its technology assets by obtaining and enforcing patents; and dependence on sole and limited source suppliers for certain components and subassemblies included in the Company's products and systems. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially affect its business, financial position, results of operations and stock price.

Year 2000

The Year 2000 problem refers to the potential for information systems to be unable to correctly recognize and process calendar dates and date-sensitive information involving dates on or after January 1, 2000. In 1997, the Company began to address its Year 2000 risk within four categories: 1) internal business software, 2) internal systems (hardware and software, exclusive of business software), 3) external suppliers of goods and services, and 4) the Company's products. The Company has not experienced any material Year 2000 problems to date in any of these categories but will continue monitoring its Year 2000 risk on an ongoing basis.

The Company's total cost associated with addressing the Year 2000 problem was approximately $1.0 million. Of the total cost, approximately $0.8 million relates to new systems and has been capitalized.

                                     PART II

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency and Exchange Rate Risk

A portion of the Company's business is conducted outside the United States through its foreign subsidiaries. The foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. To reduce the risks associated with foreign currency rate fluctuations, the Company has entered into forward exchange contracts on a continuing basis to hedge the currency exposures. Gains and losses on forward exchange contracts qualifying for hedge accounting were immaterial for years presented and were classified in cost of sales. The Company plans to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of the Company's outstanding foreign currency contracts at December 31, 1999, was $4,027,000. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at December 31, 1999, would be $451,600. The potential loss was estimated calculating the fair value of the forward exchange contracts at December 31, 1999, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

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

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       SCHEDULES COVERED BY THE REPORT OF
                             INDEPENDENT ACCOUNTANTS

                                                                       Page(s)

Report of Independent Accountants..........................................23

Consolidated Financial Statements of Helix Technology Corporation

       Consolidated Balance Sheets as of December 31, 1999 and 1998........24

       Consolidated Statements of Operations for the Years Ended
           December 31, 1999, 1998 and 1997................................25

       Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1999, 1998 and 1997............26

       Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1999, 1998 and 1997..........................27

Notes to Consolidated Financial Statements..............................28-42

Report of Independent Accountants..........................................43

Quarterly Results (Unaudited)..............................................44

Financial Statement Schedule for the Years Ended December 31, 1999,
1998 and 1997

        II.     Valuation and Qualifying Accounts..........................45

Schedules other than those listed above have been omitted since they are either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change accountants or file a Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the two-year period ended December 31, 1999.

                                    PART III

Item 10.  Directors and Executive Officers of The Registrant

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the current Executive Officers of the Company who are not Directors of the Company.

Mr. Robert E. Anastasi is 53 and has served the Company as Senior Vice President since July 1997 and prior to that as Vice President since June 1991.

Mr. Michael El-Hillow is 48 and has served the Company as Senior Vice President and Chief Financial Officer since July 1997 and prior to that as Vice President and Chief Financial Officer since April 1997. He was Vice President and Chief Financial Officer of A.T. Cross Company from January 1991 until April 1997.

Mr. Christopher Moody is 44 and has served the Company as Senior Vice President since August 1997. He was Vice President of Japan Sales at KLA-Tencor Corporation from April 1996 until August 1997 and Director of Sales for KLA Instruments Wafer Inspection Division from January 1995 until April 1996. He served as National Sales Manager at Eaton Corporation, Semiconductor Equipment Division, from 1993 until January 1995.

Additional information required by this item is incorporated herein by reference to the registrant's proxy statement for its 2000 Annual Meeting of Stockholders which will be filed with the SEC in March 2000, pursuant to Regulation 14A.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 2000 Annual Meeting of Stockholders that will be filed with the SEC in March 2000, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 2000 Annual Meeting of Stockholders that will be filed with the SEC in March 2000, pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

There were no related-party transactions.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                           Page Number(s) or
                                                           Incorporation by
Description                                                Reference to

(a)    Financial Statements, Schedules & Exhibits:

       (1), (2)   The Consolidated Financial Statements
                  and required schedules are indexed
                  under Item 8.                            14


       (3) Exhibits required by Item 601 of SEC
           Regulation S-K. (Exhibit numbers refer to exhibit number on Table I.)

           2.1   Agreement and Plan of Merger dated as     Exhibit 2.1 to the
                 of April 16, 1998, among Helix            Company's Form 8-K
                 Technology Corporation, Helix             filed May 15, 1998.
                 Acquisition Corporation, Granville-
                 Phillips Company and certain
                 principal stockholders of Granville-
                 Phillips Company.

           2.2   Escrow Agreement dated May 7, 1998.       Exhibit 2.3 to the
                                                           Company's Form 8-K
                                                           filed May 15, 1998.

           3.    Restated Certificate of Incorporation,    Exhibit 3 to the
                 as amended on May 7, 1987, and            Company's Form 10-Q
                 May 18, 1988.                             for the Quarter Ended
                                                           September 30, 1988.

                 By-laws, as amended on December 10,       Exhibit (3)-3 to the
                 1986, and December 9, 1987.               Company's Form 10-K
                                                           for the Year Ended
                                                           December 31, 1987.

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

              (2)   Lease agreement dated July 24,        47-49
                    1984, as amended July 26, 1999,
                    between Long Gate LLC as Lessor
                    and the Company as Lessee.


              (3)   Lease agreement dated May 23,         Exhibit 10-(14) to the
                    1991, between Mansfield Corporate     Company's Form 10-K
                    Center Limited Partnership as         for the Year Ended
                    Lessor and the Company as Lessee.     December 31, 1991.

              (4)   Lease agreement dated May 21,         Exhibit 10-(4) to the
                    1996, between LakeCenter Plaza,       Company's Form 10-K
                    Ltd., LLLP as Lessor and the          for the Year Ended
                    Company as Lessee.                    December 31, 1998.

              (5)   Lease agreement dated August 7,       Exhibit 10-(5) to the
                    1998, between Mitsubishi Jisho        Company's Form 10-K
                    Co., Ltd. as Lessor and the           for the Year Ended
                    Company as Lessee.                    December 31, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                           Page Number(s) or
                                                           Incorporation by
Description                                                Reference to

              Management Compensation Plans, Contracts and Arrangements:

              (6)   Lease agreement dated May 14,          50-91
                    1999, between MUM IV, LLC as
                    Lessor and the Company as Lessee.

              (7)   The Company's 1996 Equity Incentive    Exhibit A to the
                    Plan.                                  Company's Proxy
                                                           Statement for its
                                                           1996 Annual Meeting
                                                           of Stockholders held
                                                           on April 24, 1996.

              (8)   The Company's 1996 Stock Option        Exhibit B to the
                    Plan for Non-Employee Directors.       Company's Proxy
                                                           Statement for its
                                                           1996 Annual Meeting
                                                           of Stockholders held
                                                           on April 24, 1996.

              (9)   The Company's informal incentive       Exhibit 10.9 to a
                    bonus plan.                            Registration
                                                           Statement on Form
                                                           S-2, Registration
                                                           No. 2-84880.

              (10)  Employment agreement dated             Exhibit 10-(1) to the
                    February 11, 1999, between the         Company's Form 10-Q
                    Company and Robert J. Lepofsky.        for the Quarter Ended
                                                           April 2, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                           Page Number(s) or
                                                           Incorporation by
Description                                                Reference to



              (11)  The Company's Supplemental Key         Exhibit 14-(14) to
                    Executive Retirement Plan              the Company's Form
                    effective February 13, 1992.           10-K for the Year
                                                           Ended December 31,
                                                           1992.

              (12)  Employment Agreement dated July 18,    Exhibit 10-(13) to
                    1997, between the Company and          the Company's Form
                    Robert E. Anastasi.                    10-K for the Year
                                                           Ended December 31,
                                                           1997.

              (13)  Employment Agreement dated July 18,    Exhibit 10-(14) to
                    1997, between the Company and          the Company's Form
                    Michael El-Hillow.                     10-K for the Year
                                                           Ended December 31,
                                                           1997.

              (14)  Employment Agreement dated             Exhibit 10-(15) to
                    August 18, 1997, between the           the Company's Form
                    Company and Christopher Moody.         10-K for the Year
                                                           Ended December 31,
                                                           1997.

              (15)  The Company's Supplemental Benefit     92-93
                    Plan effective April 1, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                            Page Number(s) or
                                                            Incorporation by
Description                                                 Reference to

       21.    Subsidiaries of the Registrant.               94

       23.    Consent of Independent Accountants.           95

       27.1   Financial Data Schedule (EDGAR version only).

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits required by Item 601 of Regulation S-K are indexed under (a)(3) above.

(d) Separate financial statements of: (1) subsidiaries not consolidated and fifty percent or less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) other Schedules are not filed because they are either not applicable or the items do not exceed the various disclosure levels.

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2000.

                                   HELIX TECHNOLOGY CORPORATION
                                             (Registrant)


                                   /s/Robert J. Lepofsky
                                   ----------------------------------
                                   Robert J. Lepofsky
                                   President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 17th day of March, 2000, in the capacities indicated.

              Signatures                              Titles

  (i)     Principal Executive Officer



          /s/Robert J. Lepofsky
          ---------------------
          Robert J. Lepofsky             President and Chief Executive Officer

  (ii)    Principal Financial and
          Accounting Officer


          /s/Michael El-Hillow
          --------------------
          Michael El-Hillow              Senior Vice President and Chief
                                         Financial Officer

       (iii)   A Majority of the Board of Directors



               /s/Arthur R. Buckland       Director
               ------------------------
                  Arthur R. Buckland



               /s/Matthew O. Diggs, Jr.    Director
               ------------------------
                  Matthew O. Diggs, Jr.



               /s/Frank Gabron             Director
               -------------------------
                  Frank Gabron



               /s/Robert H. Hayes          Director
               -------------------------
                  Robert H. Hayes



               /s/Robert J. Lepofsky       Director
               -------------------------
                  Robert J. Lepofsky



               /s/Marvin G. Schorr         Director and Chairman of the Board
               -------------------------
                  Marvin G. Schorr



               /s/Mark S. Wrighton         Director
               -------------------------
                  Mark S. Wrighton

                        REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Stockholders of Helix Technology Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Helix Technology Corporation at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
January 21, 2000



                          HELIX TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
(in thousands except share data)                            Notes        1999              1998
------------------------------------------------------------------------------------------------
ASSETS
Current:
   Cash and cash equivalents                                  A         $ 11,408        $  8,843
   Investments                                                A           15,912          18,152
   Receivables - net of allowances of $185 in
     1999 and $228 in 1998                                                19,479           9,783
   Inventories                                                A           18,442          14,811
   Deferred income taxes                                      A&C          7,040           5,157
   Other current assets                                                    1,626           1,106
                                                                        -------------------------
Total Current Assets                                                      73,907          57,852
                                                                        -------------------------

Property, plant and equipment at cost                         A           38,724          36,691
Less:  accumulated depreciation                                          (28,093)        (25,990)
                                                                        -------------------------
Net property, plant and equipment                                         10,631          10,701
Other assets                                                  A&E          9,117           7,099
                                                                        -------------------------
TOTAL ASSETS                                                            $ 93,655        $ 75,652
                                                                        =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Accounts payable                                                     $  8,490        $  3,752
   Payroll and compensation                                                4,768           2,884
   Retirement costs                                           G            4,561           3,588
   Income taxes                                               A&C          3,238             507
   Other accrued liabilities                                  H              975           1,553
                                                                        -------------------------
Total Current Liabilities                                                 22,032          12,284
                                                                        -------------------------

Commitments                                                   B                -               -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
   2,000,000 shares; issued and outstanding: none                              -               -
Common stock, $1 par value; authorized 60,000,000
   shares; issued and outstanding:  22,375,631 in 1999
   and 22,319,131 in 1998                                     D           22,376          22,319
Capital in excess of par value                                             9,314           7,936
Treasury stock, $1 par value, 11,602 shares in
   1999 and 34,000 shares in 1998                                           (198)           (438)
Retained earnings                                                         39,063          33,910
Accumulated other comprehensive income (loss)                              1,068            (359)
                                                                        -------------------------
Total Stockholders' Equity                                                71,623          63,368
                                                                        -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 93,655        $ 75,652
                                                                        =========================

The accompanying notes are an integral part of these consolidated financial statements.



                          HELIX TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the years ended December 31,
(in thousands except per share data)                  Notes           1999          1998           1997
----------------------------------------------------------------------------------------------------------

Net sales                                                           $139,389      $ 95,345       $157,076
                                                                    --------------------------------------

Costs and expenses:
Cost of sales                                                         77,487        57,373         81,325
Research and development                                A              9,916        10,106         11,540
Selling, general and administrative                     D             31,976        26,581         30,891
Merger, restructuring and special charges               H                  -         6,046              -
                                                                    --------------------------------------
                                                                     119,379       100,106        123,756
                                                                    --------------------------------------
Operating income (loss)                                               20,010        (4,761)        33,320
Joint venture income                                    E              1,415           957          1,744
Interest and other income                                                856         1,234          1,754
Gain on sale of building                                I              1,397             -              -
                                                                    --------------------------------------
Income (loss) before taxes                                            23,678        (2,570)        36,818
Income tax provision (benefit)                          A&C            7,814          (650)        11,274
                                                                    -------------------------------------
Net income (loss)                                                   $ 15,864      $ (1,920)      $ 25,544
                                                                    ======================================
Net income (loss) per share:
   Basic                                                A&D         $   0.71      $  (0.09)      $   1.15
   Diluted                                              A&D         $   0.70      $  (0.09)      $   1.14
                                                                    ======================================
Number of shares used in per share calculations:
   Basic                                                A&D           22,336        22,262         22,151
   Diluted                                              A&D           22,623        22,262         22,353
                                                                    ======================================


Pro Forma Results (unaudited)
Income (loss) before taxes                                                        $ (2,570)      $ 36,818
Income tax (benefit) provision                                                        (824)        12,767
                                                                                  ------------------------
Pro forma net income (loss)                                                       $ (1,746)      $ 24,051
                                                                                  ========================
Pro forma net income (loss) per share:
    Basic                                                                         $  (0.08)      $   1.09
    Diluted                                                                       $  (0.08)      $   1.08
                                                                                  ========================

The accompanying notes are an integral part of these consolidated financial statements.


                                                     HELIX TECHNOLOGY CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock                                         Accumulated
                                              Capital                                          Other                 Statements of
                                       Par   in Excess    Deferred    Treasury  Retained   Comprehensive             Comprehensive
(in thousands)                        Value   of Par    Compensation   Stock    Earnings   Income (Loss)    Total       Income
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996            $22,035   $ 2,104    $(885)     $   -     $ 45,396       $  833       $ 69,483
Comprehensive income, net of tax:
 Net income                                 -         -        -          -       25,544            -         25,544      $25,544
 Other comprehensive loss:
  Foreign currency translation
   adjustments                              -         -        -          -            -         (762)          (762)        (762)
                                                                                                ------                    --------
 Other comprehensive loss                   -         -        -          -            -         (762)                       (762)
                                                                                                                          --------
Comprehensive income                                                                                                      $24,782
                                                                                                                          ========
Shares issued for stock options           157     1,625        -          -            -            -          1,782
Income tax effect from exercise
 of stock options                           -       448        -          -            -            -            448
Restricted stock (Note H)                  73       494      (68)         -            -            -            499
Shares tendered for exercise of
 stock options                            (52)              (987)         -            -            -         (1,039)
Cash dividends                              -         -        -          -      (16,260)           -        (16,260)
                                      -------------------------------------------------------------------------------
Balance, December 31, 1997             22,213     3,684     (953)         -       54,680           71         79,695
                                      -------------------------------------------------------------------------------
Comprehensive loss, net of tax:
 Net loss                                   -         -        -          -       (1,920)           -         (1,920)     $(1,920)
 Other comprehensive loss:
  Foreign currency translation
   adjustments                              -         -        -          -            -         (440)          (440)        (440)
  Unrealized gain on available-
   for-sale investment                      -         -        -          -            -           10             10           10
                                                                                                ------                    --------
 Other comprehensive loss                   -         -        -          -            -         (430)                       (430)
                                                                                                                          --------
Comprehensive loss                                                                                                        $(2,350)
                                                                                                                          ========
Shares issued for stock options           106     1,785        -          -            -            -          1,891
Income tax effect from exercise
 of stock options                           -      (224)       -          -            -            -           (224)
Restricted stock and acquisition
 adjustment (Note H)                        -     2,691      953          -       (2,783)           -            861
Shares tendered for exercise of
 stock options                              -         -        -       (438)           -            -           (438)
Cash dividends                              -         -        -          -      (16,067)           -        (16,067)
                                      -------------------------------------------------------------------------------
Balance, December 31, 1998             22,319     7,936        -       (438)      33,910         (359)        63,368
                                      -------------------------------------------------------------------------------
Comprehensive income, net of tax:
 Net income                                 -         -        -          -       15,864            -         15,864      $15,864
 Other comprehensive income:
  Foreign currency translation
   adjustments                              -         -        -          -            -        1,467          1,467        1,467
  Unrealized loss on available-
   for-sale investment                      -         -        -          -            -          (40)           (40)         (40)
                                                                                               -------                    --------
 Other comprehensive income                 -         -        -          -            -        1,427                       1,427
                                                                                                                          --------
Comprehensive income                                                                                                      $17,291
                                                                                                                          ========
Shares issued for stock options            57       746        -          -            -            -            803
Shares issued for employee
 savings plan                               -       302        -        318            -            -            620
Income tax effect from exercise
 of stock options                           -       330        -          -            -            -            330
Shares tendered for exercise of
 stock options                              -         -        -        (78)           -            -            (78)
Cash dividends                              -         -        -          -      (10,711)           -        (10,711)
                                      -------------------------------------------------------------------------------
Balance, December 31, 1999            $22,376   $ 9,314    $   -      $(198)    $ 39,063      $ 1,068       $ 71,623
                                      ===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.




                          HELIX TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
(in thousands)                                                                  1999            1998          1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                         $ 15,864        $ (1,920)      $ 25,544
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                            4,045           3,999          3,713
       Deferred income taxes                                                   (1,883)           (923)          (801)
       Gain on sale of property                                                (1,397)              -              -
       Restructuring charge                                                         -             667              -
       Undistributed earnings of joint venture, other                            (533)           (769)        (1,561)
       Amortization of deferred compensation                                        -             861            499
       Performance-based stock compensation                                     1,581             959          1,300
       Shares issued for employee savings plan                                    620               -              -
       Net change in other operating assets and liabilities (1)                (5,867)          4,535         (1,235)
                                                                             ----------------------------------------
   Net cash provided by operating activities                                   12,430           7,409         27,459
                                                                             ----------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property                                               2,500               -              -
   Capital expenditures                                                        (4,561)         (2,557)        (5,248)
   Purchase of investments                                                    (23,910)        (53,047)        (4,444)
   Sale of investments                                                         26,092          38,585          3,470
                                                                             ----------------------------------------
   Net cash provided/(used) by investing activities                               121         (17,019)        (6,222)
                                                                             ----------------------------------------
Cash flows from financing activities:
   Shares tendered for exercise of stock options                                  (78)           (438)        (1,039)
   Net cash provided by employee stock plans                                      803             241            543
   Cash dividends paid                                                        (10,711)        (16,067)       (16,260)
                                                                             ----------------------------------------
   Net cash used by financing activities                                       (9,986)        (16,264)       (16,756)
                                                                             ----------------------------------------
Increase (decrease) in cash and cash equivalents                                2,565         (25,874)         4,481
Cash and cash equivalents, January 1                                            8,843          34,717         30,236
                                                                             ----------------------------------------
Cash and cash equivalents, December 31                                       $ 11,408        $  8,843       $ 34,717
                                                                             ========================================

(1) Change in other operating assets and liabilities:
         (Increase)/decrease in accounts receivable                          $ (9,696)       $  8,402       $ (4,871)
         (Increase)/decrease in inventories                                    (3,631)            560            484
         (Increase)/decrease in other current assets                             (520)             12           (218)
         Increase/(decrease) in accounts payable                                4,738          (1,284)            67
         Increase/(decrease) in other accrued expenses                          3,242          (3,155)         3,303
                                                                             ----------------------------------------
       Net change in other operating assets and liabilities                  $ (5,867)       $  4,535       $ (1,235)
                                                                             ========================================

Income taxes paid                                                            $  6,619        $  3,528       $ 10,131
                                                                             ========================================

Supplemental disclosure of non-cash activity in 1999, 1998 and 1997, $0, $1,650,000 and $1,240,000, respectively, was reclassed from accrued expenses to equity in connection with issuance of stock options.

The accompanying notes are an integral part of these consolidated financial statements.

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

       Business Combination

       In May 1998, the Company acquired Granville-Phillips Company ("GPC"). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 "Business Combinations." All prior period consolidated financial statements have been restated to include the financial position, results of operations, stockholders' equity and cash flows of GPC.

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

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies (continued)

       Investments

       The Company's investments are classified as available-for-sale securities, and the difference in the cost and fair value of these investments is included in comprehensive income. The Company's investments consist of the following:


                                                       December 31,
                                      ------------------------------------------
                                                1999                   1998
                                      -------------------    -------------------
       (in thousands)                  Cost    Fair Value     Cost    Fair Value
       -------------------------------------------------------------------------

       Money market funds             $ 1,855   $ 1,855      $ 2,336    $ 2,336
       Municipal and tax-free bonds    14,114    14,057       15,516     15,531
       Treasury bills                       -         -          285        285
                                      -----------------------------------------
                                      $15,969   $15,912      $18,137    $18,152
                                      =========================================

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

       Inventories
                                                          December 31,
       (in thousands)                                 1999             1998
       ----------------------------------------------------------------------

       Finished goods                                $ 5,157         $  3,067
       Work in process                                 8,716            7,597
       Materials and parts                             4,569            4,147
                                                     ------------------------
                                                     $18,442          $14,811
                                                     ========================

       Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies  (continued)

       Property, Plant and Equipment
                                                    December 31,
       (in thousands)                           1999          1998
       -------------------------------------------------------------

       Land                                    $     -       $    20
       Leasehold improvements                    3,962         5,454
       Machinery and equipment                  34,762        31,217
                                               ---------------------
                                               $38,724       $36,691
                                               =====================

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

       The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                For the years ended December 31,
       (in thousands except per share data)       1999        1998       1997
       -------------------------------------------------------------------------

       Net income (loss)                        $15,864     $(1,920)    $25,544
                                                ===============================

       Basic shares                              22,336      22,262      22,151
       Add: Common equivalent shares (1)            287           -         202
                                                -------------------------------
       Diluted shares                            22,623      22,262      22,353

       Basic net income (loss) per share        $  0.71     $ (0.09)    $  1.15
                                                ===============================

       Diluted net income (loss) per share      $  0.70     $ (0.09)    $  1.14
                                                ===============================

       (1) Common equivalent shares represent shares issuable upon conversion of stock options (using the treasury stock method). As of December 31, 1999, the Company had no stock options that were anti-dilutive. Options outstanding not included in the computation of diluted shares were 491,000 in 1998 because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive. For 1997, 30,000 options outstanding were not included in the computation, because the option price was greater than the average market price of the common shares.

       New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt SFAS 133 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this Standard in 2001 is not expected to have a material impact on the Company's financial statements.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies  (continued)

       New Accounting Pronouncements (continued)

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of 2000. The Company has evaluated the application of SAB 101 and determined that it will have no impact.


B.     Lease Commitments and Contingent Obligations

       The Company leases certain facilities and equipment under long-term operating leases.

       Future minimum lease payments under the noncancelable operating leases are:

       (in thousands)                                     Operating Leases
       -------------------------------------------------------------------

       2000                                                  $    4,495
       2001                                                       3,550
       2002                                                       3,491
       2003                                                       3,267
       2004                                                       3,025
       Later years                                                9,428
                                                             ----------
       Total                                                 $   27,256
                                                             ==========

       Total rental expense under operating leases was $4,130,000 in 1999, $3,526,000 in 1998, and $3,289,000 in 1997.

       The Company enters into short-term foreign currency forward contracts with its primary bank to minimize the effect of foreign currency exchange rate fluctuations on certain intercompany transactions with its wholly owned European and Japanese subsidiaries. Net realized and unrealized gains and losses on these transactions are not material and are recorded in the statements of operations. The notional amounts of the Company's outstanding foreign currency forward contracts at December 31, 1999 and 1998, were $4,027,000 and $2,153,000, respectively.

       In the normal course of business, the Company is subject to various legal proceedings and claims. The Company is a defendant in an action brought by Raytheon Company claiming damages from the sale of allegedly defective components by the Company to Raytheon, which the Company no longer sells. The Company believes that it has meritorious defenses to the claims and that, although the outcome of the action cannot be predicted with certainty, the disposition of the claim should not have a material effect on the financial position of the Company.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.     Income Taxes

       The   components  of  income   (loss) before income taxes and the related
       provision for (benefit from) income taxes are presented below:


                                               For the years ended December 31,
       (in thousands)                          1999         1998        1997
       ------------------------------------------------------------------------
       Income (loss) before income taxes:
         Domestic                            $22,500      $(2,572)     $36,106
         Foreign                               1,178            2          712
                                             ----------------------------------
                                             $23,678      $(2,570)     $36,818
                                             ==================================

       Provision for (benefit from)
       income taxes:
         Current:
             Federal                         $ 8,114      $   176      $10,096
             Foreign                             558           18          250
             State                             1,025           79        1,729
                                             ----------------------------------
                                               9,697          273       12,075
         Deferred:
             Federal                          (1,675)        (611)        (656)
             State                              (208)        (312)        (145)
                                             ----------------------------------
                                              (1,883)        (923)        (801)
                                             ----------------------------------
       Total                                 $ 7,814      $  (650)     $11,274
                                             ==================================

       The Company's deferred tax assets and (liabilities) are comprised of the following:

                                                                December 31,
       (in thousands)                                        1999        1998
       ------------------------------------------------------------------------
       Deferred tax assets:
       Inventory valuation                                $ 1,821      $ 1,411
       Compensation and benefit plans                       3,643        2,208
       Leases                                                 190          223
       Depreciation                                           671          305
       Net operating loss and tax credit carryforwards        457          656
       Other                                                  335          434
                                                          ---------------------
          Total deferred tax assets                         7,117        5,237
       Deferred tax liabilities                               (77)         (80)
                                                          ---------------------
          Net deferred tax assets                         $ 7,040      $ 5,157
                                                          =====================

       Deferred income taxes on undistributed earnings of the foreign subsidiaries are not material. The Company believes that its deferred tax assets are more likely than not realizable; therefore, no valuation allowance is required.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.     Income Taxes (continued)

       The table below reconciles the expected U.S. federal income tax provision
       (benefit)  to  the  recorded  income  tax  provision   (benefit)  in  the
       statements of operations:

                                                                             December 31,
                                                                   ----------------------------------
       (in thousands)                                              1999          1998          1997
       ----------------------------------------------------------------------------------------------
       Federal tax computed at statutory rate of 35%               $8,287         $(899)     $12,886
       State income taxes, net of federal income tax benefit          531          (151)       1,063
       Non-taxable S-Corporation loss (income)                          -           165       (1,514)
       Foreign sales corporation tax benefit                         (548)            -         (907)
       Earnings not subject to U.S. income taxes                     (308)         (191)        (414)
       R&D and foreign tax credits                                   (508)         (357)        (516)
       Non-deductible acquisition costs                                 -           620            -
       Other, net                                                     360           163          676
                                                                  -----------------------------------
       Income tax provision (benefit)                              $7,814         $(650)     $11,274
                                                                  ===================================

       Prior to the acquisition on May 7, 1998, Granville-Phillips Company ("GPC") had elected to be treated as an S-Corporation for federal income tax reporting purposes. Under this election, the individual stockholders of GPC are deemed to have received a pro rata distribution of taxable income of GPC (whether or not an actual distribution was made), which is included in their taxable income. Accordingly, GPC did not provide for federal income taxes. Unaudited pro forma net income (loss) per share for 1998 and 1997 reflects the unaudited pro forma income tax benefit (provision) of GPC as if GPC was combined and subject to the effective federal and state statutory rates of approximately 38% throughout these periods. GPC's S-Corporation tax reporting status was terminated on the date of the acquisition and, therefore, the undistributed earnings of $2.8 million as of the date of acquisition have been reclassified to additional paid-in capital.

D.     Capital Stock

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

       Options for the purchase of shares of the Company's common stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The terms of these agreements provide that the options are exercisable over a number of years from the date of grant at not less than the fair market value at the date of grant.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.     Capital Stock  (continued)

       Options expire at various dates through the year 2009. At December 31, 1999 and 1998, respectively, 1,151,274 and 1,207,774 shares of common stock were reserved for stock options. At December 31, 1999 and 1998, respectively, 115,274 and 97,024 nonqualified stock options were exercisable. In 1989, the Company entered into an agreement with its president under which options to purchase up to 800,000 shares of the Company's common stock were granted, at a price of $1.69 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. At December 31, 1999, options for the purchase of 640,000 shares had become exercisable. The remaining 160,000 shares will become exercisable on March 1, 2000. In connection with this agreement, compensation expense of $1,581,000, $959,000 and $1,300,000 was charged in 1999, 1998 and 1997, respectively.

       In the first quarter of 1999, the Company entered into a new employment agreement with its president under which nonqualified options to purchase up to 200,000 shares of the Company's common stock were granted at the fair market value of $20.81 per share, vesting over an eight-year period.

       The following table summarizes option activity for the years ended 1997, 1998 and 1999:

                                        Number of              Weighted Average
       Options Outstanding            Common Shares             Exercise Price
       ------------------------------------------------------------------------
       December 31, 1996                615,000                    $   5.95

       Options granted                  121,000                    $  20.90
       Options exercised               (157,226)                   $   3.45
       Options cancelled                (82,000)                   $  14.66
                                     -----------
       December 31, 1997                496,774                    $   8.95

       Options granted                  180,000                    $  22.33
       Options exercised               (106,000)                   $   2.27
                                       ---------
       December 31, 1998                570,774                    $  14.41

       Options granted                  331,500                    $  21.68
       Options exercised                (56,500)                   $  14.21
       Options cancelled                (73,500)                   $  20.65
                                    ------------
       December 31, 1999                772,274                    $  16.95
                                    ============

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.     Capital Stock  (continued)

       The  following  table   summarizes   information   concerning   currently
       outstanding and exercisable options:

                                              Options Outstanding                          Options Exercisable
                          ----------------------------------------------------     --------------------------------
          Range of           Number         Weighted Average       Weighted           Number            Weighted
          Exercise        Outstanding          Remaining            Average        Exercisable          Average
           Prices         at 12/31/99       Contractual Life    Exercise Price     at 12/31/99       Exercise Price
     --------------------------------------------------------------------------------------------------------------

     $ 1.69 - $ 1.69        160,000             .16 years           $ 1.69                   -               -
     $ 2.86 - $ 3.85         12,274            3.82 years           $ 3.68              12,274          $ 3.68
     $ 9.13 - $20.81        407,500            7.09 years           $19.56              64,000          $16.76
     $23.11 - $40.69        192,500            8.09 years           $24.97              39,000          $24.96
     ---------------        -------          ------------           ------           ---------          ------
     $ 1.69 - $40.69        772,274            5.85 years           $16.95             115,274          $18.14

       The Company adopted the disclosure only option under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" as of December 31, 1996. If the accounting provisions of SFAS 123 had been adopted, the effect on net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                               For the years ended December 31,
       (in thousands except per share data)       1999       1998        1997
       ------------------------------------------------------------------------

       As Reported
       Net income (loss)                        $15,864    $(1,920)     $25,544
       Basic net income (loss) per share        $  0.71    $ (0.09)     $  1.15
       Diluted net income (loss) per share      $  0.70    $ (0.09)     $  1.14

       Pro Forma
       Net income (loss)                        $15,179    $(2,438)     $25,371
       Basic net income (loss) per share        $  0.68    $ (0.11)     $  1.15
       Diluted net income (loss) per share      $  0.67    $ (0.11)     $  1.14

       The weighted average fair value of options granted during 1999, 1998 and 1997 was $10.63, $8.44 and $8.06, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  1999        1998        1997
       ------------------------------------------------------------------------

       Dividend yield                              1.8%        4.2%        4.2%
       Expected stock price volatility              50%         50%         50%
       Risk-free interest rate                    5.18%       5.49%       6.34%
       Expected holding period (years)             7.4         6.4         6.4

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.     Other Assets

       The Company has a 50/50 joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

       Condensed results of operations for the joint venture for each of the three fiscal years ended September 30, are as follows:

       (in thousands)                             1999       1998       1997
       ------------------------------------------------------------------------

       Net sales                                $24,229     $19,511     $27,638
                                                ===============================
       Gross profit                             $ 7,847     $ 5,280     $ 8,488
                                                ===============================
       Net income                               $ 1,762     $ 1,092     $ 2,364
                                                ===============================
       Joint venture income, including
         royalty income and equity income       $ 1,415     $   957     $ 1,744
                                                ===============================

       Condensed balance sheet information as of September 30, is as follows:

       (in thousands)                             1999       1998
       ------------------------------------------------------------------------

       Current assets                           $26,548     $15,314
       Noncurrent assets                          4,119       2,906
                                                -------------------
       Total assets                             $30,667     $18,220
                                                ===================

       Current liabilities                      $11,291     $ 4,572
       Long-term liabilities                      1,113         829
       Stockholders' equity                      18,263      12,819
                                                -------------------
       Total liabilities and
         stockholders' equity                   $30,667     $18,220
                                                ===================

       The Company's net investment in the joint venture of approximately $8,549,000 and $6,500,000 at December 31, 1999 and 1998, respectively, is reported in other assets. The Company's net investment at December 31, 1999 and 1998, reflects a cumulative translation gain (loss) of $1,083,000 and ($168,000), respectively (net of income tax provision of $583,000 and benefit of $90,000, respectively). This currency translation gain or loss, which is included in stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

F.     Segment Information

       Line of Business and Foreign Operations

       The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information" for 1998. The Company operates in several operating segments and in one reportable segment: the development, manufacture, sale and support of cryogenic and vacuum equipment. These operating segments have been combined in accordance with the aggregation criteria of SFAS 131.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.     Segment Information  (continued)

       The consolidated financial statements include the accounts of wholly owned international subsidiaries which operate customer support facilities to sell and service products manufactured in the United States. A summary of United States and International operations follows for the years ended December 31:



                                       United
       (in thousands)                  States     International    Consolidated
       ------------------------------------------------------------------------
       1999
       Net sales                      $119,154       $20,235        $139,389
       Long-lived assets              $ 17,328       $ 2,420        $ 19,748



       1998
       Net sales                      $ 81,747       $13,598        $ 95,345
       Long-lived assets              $ 16,707       $ 1,093        $ 17,800



       1997
       Net sales                      $143,083       $13,993        $157,076
       Long-lived assets              $ 18,387       $   531        $ 18,918

       Intercompany   transactions   are  at  prices  that  are   comparable  to
       third-party sales.

       Export Sales and Significant Customers

       The Company's export sales, principally to customers in the Far East, were $10,663,000 in 1999, $9,231,000 in 1998 and $13,105,000 in 1997.

       The Company's largest customer represented 29%, 20%, and 30% of net sales for 1999, 1998 and 1997, respectively.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.     Employee Benefit Plans

       The Company's retirement and savings plans cover substantially all of the Company's employees who have one year of service. A noncontributory defined benefit pension plan and a defined contribution plan function together as the Company's retirement program.

       The Company adopted Statement of Financial Accounting Standards No. 132, "Employees' Disclosure about Pensions and Other Retirement Benefits," during 1998. The following tables set forth the funded status, projected benefit obligation and fair value of assets of the plan.

       Reconciliation of Funded Status

                                                                December 31,
       (in thousands)                                         1999       1998
       ------------------------------------------------------------------------

       Funded status                                        $ 2,336     $ 1,402
       Unrecognized prior service cost                           33          40
       Unrecognized net transition asset                       (145)       (184)
       Unrecognized net actuarial gain                       (5,819)     (4,018)
                                                            --------------------
       Accrued pension cost                                 $(3,595)    $(2,760)
                                                            ====================

       Reconciliation of Projected Benefit Obligation

       (in thousands)                                         1999       1998
       -------------------------------------------------------------------------

       Beginning of year benefit obligation (January 1)     $ 7,271     $ 6,369
          Service cost                                        1,024         981
          Interest cost                                         515         508
          Actuarial (gain) loss                              (1,975)        963
          Benefits paid                                        (956)     (1,061)
          Curtailment gain (1)                                    -        (489)
                                                            --------------------
       End of year benefit obligation (December 31)         $ 5,879     $ 7,271
                                                            ====================

       Reconciliation of Fair Value of Assets

       (in thousands)                                         1999       1998
       -------------------------------------------------------------------------

       Beginning of year, fair value of assets (January 1)  $ 8,673     $ 8,190
          Actual return on plan assets                          498       1,544
          Benefits paid                                        (956)     (1,061)
                                                            --------------------
       End of year, fair value of assets (December 31)      $ 8,215     $ 8,673
                                                            ====================

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.     Employee Benefit Plans  (continued)

       The Company's net pension cost included the following components:

       (in thousands)                   1999          1998           1997
       -------------------------------------------------------------------
       Service cost                   $1,024         $ 981          $ 894
       Interest cost                     515           508            481
       Expected return on assets        (546)         (563)          (537)
       Net amortization of:
          Prior service cost               7             8              8
          Net actuarial gain            (125)         (131)          (131)
          Transition obligation          (39)          (39)           (39)
       Curtailment gain(1)                 -          (489)             -
                                      ------------------------------------
       Net periodic pension cost      $  836         $ 275          $ 676
                                      ====================================

       (1) The curtailment gain relates to certain participants in the pension plan who were terminated from employment in connection with the Company's restructuring plan. (Note H).

       Key assumptions used in computing year-end obligations for the defined benefit plan were:

                                              1999          1998          1997
       ------------------------------------------------------------------------

       Discount rate for obligations          7.75%         6.75%          7.0%
       Rate of compensation increase           5.5%          5.0%          5.0%
       Long-term rate of return on assets      9.0%          9.0%          9.0%

       The Company has Employee Savings Plans, qualified under Section 401(k), which are designed to supplement retirement income. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. The contributions expense, net of forfeitures, was $1,239,000 in 1999, $826,000 in 1998 and $812,000 in 1997.

       The Company has a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $186,000 in 1999, $170,000 in 1998 and $69,000 in 1997 in connection with this Plan.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.     Merger, Restructuring and Special Charges

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

                                             (Unaudited)
                                         Three Months Ended     Year Ended
       (in thousands)                      Mar. 31, 1998      Dec. 31, 1997
       --------------------------------------------------------------------
       Net sales for:
          Helix                             $25,872              $131,519
          GPC                                 5,622                25,557
                                            -----------------------------
          Combined                          $31,494              $157,076
                                            =============================
       Net income (loss) for:
          Helix                             $ 2,941              $ 21,315
          GPC                                (1,075)                4,229
                                            -----------------------------
          Combined                          $ 1,866              $ 25,544
                                            =============================

       During the third quarter of 1998, the Company recorded restructuring and other special charges of $2.5 million. The Company restructured its domestic operations to eliminate non-strategic spending, while redirecting resources to the Company's global customer support structure and other strategic initiatives. The charges primarily included provisions for termination benefits of $1.3 million for approximately 80 personnel, exit costs related to a leased facility of $1.0 million and $0.2 million for the impairment of certain assets. At December 31, 1999, the restructuring accrual was fully utilized.

                          HELIX TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.     Merger, Restructuring and Special Charges (continued)

       The amounts accrued and charged against the provisions described above were as follows:

                                          1998                          1999
                                      Cash Payments       Dec. 31,     Cash Payments    Dec. 31
                                        and Asset         1998         and Asset        1999
(in thousands)           Provision      Write-offs        Balance      Write-offs       Balance
-----------------------------------------------------------------------------------------------
Employee termination
   benefits               $1,300           $1,000            $300          $300       $  -
Leased facility            1,000              400             600           600          -
Asset impairment             200              200               -             -          -
                         -------------------------------------------------------------------
Total                     $2,500           $1,600            $900          $900       $  -
                         ===================================================================


I.     Gain on Sale of Building

       During 2000, the Company will consolidate its Colorado operations into a new 60,000 square foot leased facility. In anticipation of this consolidation, the Company sold its Colorado facility in December 1999, recognizing a $1.4 million gain, and entered into a lease with the new owner to facilitate the transition into the new facility.

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







/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
January 21, 2000


                          HELIX TECHNOLOGY CORPORATION
                                QUARTERLY RESULTS
                                   (UNAUDITED)


                                                          First          Second         Third         Fourth
(in thousands except per share data)                     Quarter         Quarter       Quarter        Quarter
-------------------------------------------------------------------------------------------------------------
1999
Net sales                                                 $25,900        $32,533        $39,036       $41,920
Gross profit                                               10,789         14,154         17,605        19,354
Operating income                                            1,566          4,004          6,510         7,930
Net income                                                  1,260          2,992          4,785         6,827
Basic net income per share                                $  0.06        $  0.13        $  0.21       $  0.31
Diluted net income per share                              $  0.06        $  0.13        $  0.21       $  0.30

1998
Net sales                                                 $31,494        $25,706        $18,550       $19,595
Gross profit                                               14,702          9,955          5,948         7,367
Operating income (loss)                                     2,821         (1,873)        (4,765)         (944)
Net income (loss)                                           1,866           (434)        (3,431)           79
Basic net income (loss) per share                         $  0.08        $ (0.02)       $ (0.15)      $  0.00
Diluted net income (loss) per share                       $  0.08        $ (0.02)       $ (0.15)      $  0.00


                          HELIX TECHNOLOGY CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (in thousands)



                                                                          Additions
                                                                 ---------------------------
                                                  Balance at     Charged to       Charged to    Deductions   Balance at
                                                   Beginning     Costs and          Other          from      at End of
                 Description                       of Period      Expenses         Accounts      Reserves     Period
-----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
    Allowance for doubtful accounts                 $228            $   63         $   -          $  106       $185
===================================================================================================================
    Warranty                                        $297            $  742         $   -          $  748       $291
===================================================================================================================


Year ended December 31, 1998
    Allowance for doubtful accounts                 $240            $    5         $   -          $   17       $228
===================================================================================================================
    Warranty                                        $292            $1,375         $   -          $1,370       $297
===================================================================================================================


Year ended December 31, 1997
    Allowance for doubtful accounts                 $238            $   17         $   -          $   15       $240
===================================================================================================================
    Warranty                                        $303            $1,614         $   -          $1,625       $292
===================================================================================================================