Form 10-Q
period 2000-03-31
HELIX TECHNOLOGY CORP
filed 2000-05-01
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarter Ended March 31, 2000.

                                       OR

                        [ ] TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from_______ to _______

                          Commission File Number 0-6866

                          HELIX TECHNOLOGY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                              04-2423640
      ------------------------            ---------------------------------
      (State of incorporation)            (IRS Employer Identification No.)

      Mansfield Corporate Center
         Nine Hampshire Street

        Mansfield, Massachusetts                     02048-9171
 ----------------------------------------            ----------
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

                                 Yes [X] No [ ]


The number of shares outstanding of the registrant's Common Stock, $1 par value, as of March 31, 2000 was 22,598,704.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX

                                                                          Page

Part I.    FINANCIAL INFORMATION

    Item 1.         Consolidated Financial Statements

    Consolidated Balance Sheets as of March 31, 2000 and
      December 31, 1999......................................................3

    Consolidated Statements of Operations for the Three-Month Periods
      Ended March 31, 2000 and April 2, 1999.................................4

    Consolidated Statements of Cash Flows for the Three-Month
      Periods Ended March 31, 2000 and April 2, 1999.........................5

    Consolidated Statements of Comprehensive Income for the
      Three-Month Periods Ended March 31, 2000 and April 2, 1999.............6

    Notes to Consolidated Financial Statements.............................7-9


    Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........10-12

    Item 3.         Quantitative and Qualitative Disclosures about
                    Market Risk ............................................13


Part II.   OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................14

    Item 6 (a).     Exhibits................................................14

    Item 6 (b).     Reports on Form 8-K.....................................14

    Signature...............................................................15


                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                Mar. 31, 2000   Dec. 31, 1999
(in thousands except per share data)                             (unaudited)       (audited)
---------------------------------------------------------------------------------------------
ASSETS
Current:

Cash and cash equivalents                                          $  8,432       $ 11,408
Investments (Note 2)                                                 16,085         15,912
Receivables - net of allowances                                      28,432         19,479
Inventories  (Note 3)                                                18,850         18,442
Deferred income taxes (Note 4)                                        7,040          7,040
Other current assets                                                  1,399          1,626
---------------------------------------------------------------------------------------------
Total Current Assets                                                 80,238         73,907
---------------------------------------------------------------------------------------------
Property, plant and equipment at cost                                40,730         38,724
    Less:  accumulated depreciation                                 (28,955)       (28,093)
---------------------------------------------------------------------------------------------
Net property, plant and equipment                                    11,775         10,631
Other assets                                                          9,704          9,117
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $101,717       $ 93,655
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                                   $ 11,515       $  8,490
Payroll and compensation                                              1,523          4,768
Retirement costs                                                      4,822          4,561
Income taxes (Note 4)                                                 6,706          3,238
Other accrued liabilities                                               934            975
---------------------------------------------------------------------------------------------
Total Current Liabilities                                            25,500         22,032
---------------------------------------------------------------------------------------------
Commitments                                                               -              -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                          -              -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,598,704 in 2000
  and 22,375,631 in 1999                                             22,599         22,376
Capital in excess of par value                                       13,490          9,314
Treasury stock, $1 par value (85,541 shares in 2000 and
 11,602 shares in 1999)                                              (5,324)          (198)
Retained earnings                                                    44,320         39,063
Accumulated other comprehensive income                                1,132          1,068
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           76,217         71,623
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $101,717       $ 93,655
=============================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

-------------------------------------------------------------------------------------
                                                            Three Months Ended
(in thousands except per share data)                   Mar. 31, 2000     Apr. 2, 1999
-------------------------------------------------------------------------------------
Net sales                                                $50,050          $25,900
-------------------------------------------------------------------------------------

Costs and expenses:
    Cost of sales                                         25,948           15,111
    Research and development                               3,275            2,066
    Selling, general and administrative                    9,788            7,157
-------------------------------------------------------------------------------------
                                                          39,011           24,334
-------------------------------------------------------------------------------------
Operating income                                          11,039            1,566

Joint venture income                                         542              137
Interest and other income                                    297              236
-------------------------------------------------------------------------------------
Income before taxes                                       11,878            1,939
Income taxes (Note 4)                                      3,920              679
-------------------------------------------------------------------------------------
Net income                                               $ 7,958          $ 1,260
=====================================================================================

Net income per share:
    Basic (Note 5)                                       $  0.36          $  0.06
    Diluted (Note 5)                                     $  0.35          $  0.06
=====================================================================================

Number of shares used in per share calculations:

    Basic (Note 5)                                        22,419           22,307
    Diluted (Note 5)                                      22,899           22,472
=====================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                                      Three Months Ended
(in thousands)                                                  Mar. 31, 2000    Apr. 2, 1999
---------------------------------------------------------------------------------------------

Cash flows from operating activities:

     Net income                                                     $ 7,958       $ 1,260
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                                       974         1,022
     Other                                                             (351)            8
     Net change in operating assets and liabilities (A)              (2,598)       (1,175)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                             5,983         1,115
---------------------------------------------------------------------------------------------

Cash flows from investing activities:

     Capital expenditures                                            (2,118)         (582)
     Purchase of investments                                         (4,814)       (3,828)
     Sale of investments                                              4,663         3,661
---------------------------------------------------------------------------------------------
Net cash used by investing activities                                (2,269)         (749)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:

     Shares tendered for exercise of stock options                   (5,167)            -
     Net cash provided by employee stock plans                        1,178             -
     Cash dividends paid                                             (2,701)       (2,674)
---------------------------------------------------------------------------------------------
Net cash used by financing activities                                (6,690)       (2,674)
---------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                (2,976)       (2,308)
Cash and cash equivalents, at the beginning of the period            11,408         8,843
---------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period                 $ 8,432       $ 6,535
=============================================================================================

(A) Change in operating assets and liabilities:

       (Increase) in accounts receivable                            $(8,953)      $(3,772)
       (Increase) in inventories                                       (408)          (37)
       Decrease/(increase) in other current assets                      227          (185)
       Increase in accounts payable                                   3,025         1,749
       Increase in other accrued expenses                             3,511         1,070
---------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities               $(2,598)      $(1,175)
=============================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (unaudited)
---------------------------------------------------------------------------------------------
                                                                    Three Months Ended
(in thousands)                                                 Mar. 31, 2000     Apr. 2, 1999
---------------------------------------------------------------------------------------------

Net income                                                        $7,958          $1,260
---------------------------------------------------------------------------------------------

Other comprehensive income before tax:
     Foreign currency translation adjustment                         142           1,223
     Unrealized gain on available-for-sale investment                 21               1
---------------------------------------------------------------------------------------------
Other comprehensive income, before tax                               163           1,224
Income tax related to items of other comprehensive income            (99)           (453)
---------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                64             771
---------------------------------------------------------------------------------------------
Comprehensive income                                              $8,022          $2,031
=============================================================================================


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended March 31, 2000, and April 2, 1999, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, and December 31, 1999, and the results of operations and cash flows for the periods ended March 31, 2000, and April 2, 1999.

The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 31, 2000, and April 2, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $16,085,000 and $15,912,000 as of March 31, 2000, and December 31, 1999, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

------------------------------------------------------------------
(in thousands)              Mar. 31, 2000            Dec. 31, 1999
------------------------------------------------------------------
Finished goods                 $ 5,064                 $ 5,157
Work in process                  9,569                   8,716
Materials and parts              4,217                   4,569
------------------------------------------------------------------
                               $18,850                 $18,442
==================================================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions were $3,920,000 for the three-month period ended March 31, 2000 and $679,000 for the three-month period ended April 2, 1999. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the three-month periods ended March 31, 2000, and April 2, 1999, was 33% and 35%, respectively.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

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

The following table sets forth the computation of basic and diluted net income per common share:

-------------------------------------------------------------------------
                                                Three Months Ended
(in thousands except per share data)       Mar. 31, 2000    Apr. 2, 1999
-------------------------------------------------------------------------

Net income                                   $ 7,958           $ 1,260
=========================================================================

Basic shares                                  22,419            22,307
Add:    Common equivalent shares (1)             480               165
-------------------------------------------------------------------------
Diluted shares                                22,899            22,472
=========================================================================

Basic net income per share                   $  0.36           $  0.06
=========================================================================

Diluted net income per share                 $  0.35           $  0.06
=========================================================================

(1) Common equivalent shares represent shares issuable upon conversion of stock options (using the treasury stock method). The Company had no stock options that were anti-dilutive as of the first quarter of 2000. The Company had 597,000 options outstanding not included in the computation of diluted shares for the first quarter of 1999, because the option price was greater than the average market price of the common shares.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - New Accounting Pronouncements
--------------------------------------

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the second quarter of 2000. The Company has evaluated the application of SAB 101 and determined that it will have no material impact.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Throughout 1999, the global semiconductor capital equipment industry experienced a rapid recovery from the significant worldwide downturn that occurred in 1998. This positive industry trend continued into the first quarter of 2000. As a result, net sales for the first quarter ended March 31, 2000, (the "2000 Quarter") were $50.1 million compared with net sales for the first quarter ended April 2, 1999, (the "1999 Quarter") of $25.9 million, an increase of 93.2%.

The gross profit percentage for the 2000 Quarter was 48.2% compared with 41.7% for the 1999 Quarter. The improvement in gross margin was primarily attributable to increased production volume and the related decrease in manufacturing unit costs.

Research and development expenses were $3.3 million for the 2000 Quarter or 6.5% of net sales compared to $2.1 million or 8.0% of net sales for the 1999 Quarter. As industry conditions improved during the past five quarters, the Company increased its spending on projects that meet near-term customer requirements. The Company expects to spend approximately $14.0 million to $15.0 million on research and development in 2000.

Total selling, general and administrative expenses were $9.8 million and increased by $2.6 million in the 2000 Quarter compared with the 1999 Quarter. The increase in spending is primarily attributable to expenditures to support increased sales activities worldwide, including expansion of the Company's sales and service location in Japan and initial costs relating to a sales and service location in Taiwan.

Operating income was $11.0 million and increased $9.5 million in the 2000 Quarter compared with the 1999 Quarter. The primary reasons for the increase are higher net sales, decreases in manufacturing unit costs and spending growth that was lower than sales growth.

For the 2000 Quarter, the Company had pretax income of $11.9 million resulting in a tax provision of $3.9 million compared to a pretax income of $1.9 million and a tax provision of $0.7 million for the 1999 Quarter. The effective tax rate was 33% for the 2000 Quarter. The effective tax rate was 33% for the full year 1999.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2000 Quarter was $6.0 million compared with $1.1 million for the 1999 Quarter, primarily due to the increase in net income.

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


Liquidity and Capital Resources (continued)
-------------------------------

$10.0 million. These initiatives are: consolidation of its Colorado operations into a new 60,000 square foot leased facility, the first phase of a new corporate information system, its GOLDLink global support operations center and the opening of a sales and service location in Taiwan. Cash used by investing activities was $2.3 million during the 2000 Quarter, primarily due to increased capital expenditures related to the planned consolidation of the Company's Colorado operations into a new facility.

Cash dividends paid to stockholders during both the 2000 Quarter and the 1999 Quarter were $2.7 million.

The Company believes that existing cash, cash equivalents, investment balances and anticipated cash flow from operations will be adequate to fund operations and its capital expenditure program for the foreseeable future and that it has opportunities to consider further financing options should additional funds be required.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of 2000. The Company has evaluated the application of SAB 101 and determined that it will have no material impact.

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

                          HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the Company's market risks since the year ended December 31, 1999. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          HELIX TECHNOLOGY CORPORATION

                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

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

Item 6(a).        Exhibits

                  27.1    Financial Data Schedule (EDGAR version only).


Item 6(b).        Reports on Form 8-K

                  The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 2000.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HELIX TECHNOLOGY CORPORATION
                                                        (Registrant)





May 1, 2000                                         By: /s/Michael El-Hillow
---------------------                               --------------------------
Date                                                   Michael El-Hillow
                                                       Senior Vice President
                                                       Chief Financial Officer