Form 10-Q
period 2000-06-30
HELIX TECHNOLOGY CORP
filed 2000-07-28
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarter Ended June 30, 2000.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from_______ to _______

                          Commission File Number 0-6866

                          HELIX TECHNOLOGY CORPORATION

             (Exact name of registrant as specified in its charter)


              Delaware                                  04-2423640
     ----------------------------         ------------------------------------
       (State of incorporation)             (IRS Employer Identification No.)

      Mansfield Corporate Center
         Nine Hampshire Street
       Mansfield, Massachusetts                         02048-9171
      --------------------------                        ----------
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

                                   Yes [X]  No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of June 30, 2000 was 22,536,204.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX

                                                                            Page

Part I.    FINANCIAL INFORMATION

   Item 1.         Consolidated Financial Statements

   Consolidated Balance Sheets as of June 30, 2000 and
     December 31, 1999.........................................................3

   Consolidated Statements of Operations for the Three and Six-Month
     Periods Ended June 30, 2000 and July 2, 1999..............................4

   Consolidated Statements of Cash Flows for the Six-Month
     Periods Ended June 30, 2000 and July 2, 1999..............................5

   Notes to Consolidated Financial Statements................................6-9

   Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........10-13

   Item 3.         Quantitative and Qualitative Disclosures about Market
                   Risk ......................................................13


Part II.   OTHER INFORMATION

   Item 1.         Legal Proceedings..........................................14

   Item 4.         Submission of Matters to a Vote of Security Holders........14

   Item 6 (a).     Exhibits...................................................14

   Item 6 (b).     Reports on Form 8-K........................................14

   Signature..................................................................15




                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                              June 30, 2000       December 31, 1999
(in thousands except per share data)                           (unaudited)            (audited)
---------------------------------------------------------------------------------------------------

ASSETS
Current:

Cash and cash equivalents                                     $  9,934            $ 11,408
Investments (Note 2)                                            16,258              15,912
Receivables - net of allowances                                 32,019              19,479
Inventories  (Note 3)                                           20,983              18,442
Deferred income taxes (Note 4)                                   7,040               7,040
Other current assets                                             1,940               1,626
---------------------------------------------------------------------------------------------------
Total Current Assets                                            88,174              73,907
---------------------------------------------------------------------------------------------------
Property, plant and equipment at cost                           45,013              38,724
    Less:  accumulated depreciation                            (29,550)            (28,093)
---------------------------------------------------------------------------------------------------
Net property, plant and equipment                               15,463              10,631
Other assets                                                    10,519               9,117
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $114,156            $ 93,655
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                              $ 12,686            $  8,490
Payroll and compensation                                         1,652               4,768
Retirement costs                                                 5,088               4,561
Income taxes (Note 4)                                           10,568               3,238
Other accrued liabilities                                          961                 975
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                       30,955              22,032
---------------------------------------------------------------------------------------------------
Commitments                                                          -                   -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                     -                   -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,536,204 in 2000
  and 22,375,631 in 1999                                        22,536              22,376
Capital in excess of par value                                   9,323               9,314
Treasury stock, $1 par value (14,975 shares in 2000 and
 11,602 shares in 1999)                                           (827)               (198)
Retained earnings                                               51,382              39,063
Accumulated other comprehensive income (Note 6)                    787               1,068
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                      83,201              71,623
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $114,156            $ 93,655
===================================================================================================

The accompanying notes are an integral part of these financial statements.




                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

--------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                Six Months Ended
                                                      June 30,        July 2,          June 30,       July 2,
(in thousands except per share data)                    2000           1999              2000          1999
--------------------------------------------------------------------------------------------------------------

Net sales                                             $58,525       $32,533            $108,575       $58,433
--------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                       30,858        18,379              56,806        33,490
   Research and development                             3,934         2,553               7,209         4,619
   Selling, general and administrative                 10,457         7,597              20,245        14,754
--------------------------------------------------------------------------------------------------------------
                                                       45,249        28,529              84,260        52,863
--------------------------------------------------------------------------------------------------------------
Operating income                                       13,276         4,004              24,315         5,570

Joint venture income                                    1,056           211               1,598           348
Interest and other income                                 240           192                 537           428
--------------------------------------------------------------------------------------------------------------
Income before taxes                                    14,572         4,407              26,450         6,346
Income taxes (Note 4)                                   4,808         1,415               8,728         2,094
--------------------------------------------------------------------------------------------------------------
Net income                                            $ 9,764       $ 2,992            $ 17,722       $ 4,252
==============================================================================================================

Net income per share:
   Basic (Note 5)                                     $  0.43       $  0.13            $   0.79       $  0.19
   Diluted (Note 5)                                   $  0.43       $  0.13            $   0.78       $  0.19
==============================================================================================================

Number of shares used in per share calculations:

   Basic (Note 5)                                      22,516        22,319              22,468        22,313
   Diluted (Note 5)                                    22,796        22,514              22,848        22,493
==============================================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                                        Six Months Ended
(in thousands)                                                 June 30, 2000     July 2, 1999
---------------------------------------------------------------------------------------------

Cash flows from operating activities:

     Net income                                                    $ 17,722      $  4,252
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                                     1,968         2,043
     Other                                                           (1,285)            5
     Net change in operating assets and liabilities (A)              (3,405)       (4,015)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                            15,000         2,285
---------------------------------------------------------------------------------------------

Cash flows from investing activities:

     Capital expenditures                                            (6,800)       (1,735)
     Purchase of investments                                        (23,822)      (12,524)
     Sale of investments                                             23,502        14,857
---------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                     (7,120)          598
---------------------------------------------------------------------------------------------

Cash flows from financing activities:

     Shares tendered for exercise of stock options                   (5,181)            -
     Net cash provided by employee stock plans                        1,230           327
     Cash dividends paid                                             (5,403)       (5,349)
---------------------------------------------------------------------------------------------
Net cash (used) by financing activities                              (9,354)       (5,022)
---------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                (1,474)       (2,139)
Cash and cash equivalents, at the beginning of the period            11,408         8,843
---------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period                $  9,934      $  6,704
=============================================================================================

(A) Change in operating assets and liabilities:

       (Increase) in accounts receivable                           $(12,540)     $ (7,039)
       (Increase) in inventories                                     (2,541)       (1,543)
       (Increase) in other current assets                              (314)         (508)
       Increase in accounts payable                                   4,196         3,999
       Increase in other accrued expenses                             7,794         1,076
---------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities              $ (3,405)     $ (4,015)
=============================================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended June 30, 2000, and July 2, 1999, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, and December 31, 1999, and the results of operations and cash flows for the periods ended June 30, 2000, and July 2, 1999.

The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the six-month periods ended June 30, 2000, and July 2, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.


Note 2 - Investments
--------------------

The Company had investments of $16,258,000 and $15,912,000 as of June 30, 2000, and December 31, 1999, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

--------------------------------------------------------------------------
(in thousands)                       June 30, 2000       December 31, 1999
--------------------------------------------------------------------------
Finished goods                        $ 5,280                 $ 5,157
Work in process                        10,210                   8,716
Materials and parts                     5,493                   4,569
--------------------------------------------------------------------------
                                      $20,983                 $18,442
==========================================================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions were $8,728,000 for the six-month period ended June 30, 2000, and $2,094,000 for the six-month period ended July 2, 1999. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly-owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the six-month periods ended June 30, 2000, and July 2, 1999, was 33%.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation and depreciation. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.


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

The following table sets forth the computation of basic and diluted net income per common share:

------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended               Six Months Ended
(in thousands except per share data)           June 30, 2000    July 2, 1999  June 30, 2000     July 2, 1999
------------------------------------------------------------------------------------------------------------

Net income                                       $ 9,764           $ 2,992       $17,722           $ 4,252
============================================================================================================

Basic shares                                      22,516            22,319        22,468            22,313
Add:    Common equivalent shares (1)                 280               195           380               180
------------------------------------------------------------------------------------------------------------
Diluted shares                                    22,796            22,514        22,848            22,493
============================================================================================================

Basic net income per share                       $  0.43           $  0.13       $  0.79           $  0.19
============================================================================================================

Diluted net income per share                     $  0.43           $  0.13       $  0.78           $  0.19
============================================================================================================

(1) Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). The Company had 35,000 and 210,000 options outstanding not included in the computation of diluted shares as of June 30, 2000, and July 2, 1999, respectively, because the option price was greater than the average market price of the common shares, and the inclusion of such shares would be anti-dilutive.


                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Other Comprehensive Income
-----------------------------------

SFAS 130 requires unrealized gains or losses on the Company's investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.



--------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended               Six Months Ended
(in thousands)                                     June 30, 2000   July 2, 1999   June 30, 2000   July 2, 1999
--------------------------------------------------------------------------------------------------------------


Net income                                            $ 9,764      $2,992            $17,722        $4,252
--------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income before tax:

   Foreign currency translation adjustment               (381)       (531)              (241)          690
   Unrealized gain (loss) on available-for-sale
     investment                                             5         (64)                26           (62)
--------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, before tax            (376)       (595)              (215)          628
Income tax related to items of other
   comprehensive income (loss)                             33         159                (66)         (294)
--------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax            (343)       (436)              (281)          334
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $ 9,421      $2,556            $17,441        $4,586
==============================================================================================================


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The Company is evaluating the application of SAB 101 and has not determined the impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - New Accounting Pronouncements (continued)
--------------------------------------------------

application of APB Opinion No. 25, and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Results of Operations
---------------------

Net sales for the three months ended June 30, 2000, (the "2000 Quarter") were $58.5 million compared with net sales for the three months ended July 2, 1999, (the "1999 Quarter") of $32.5 million, an increase of 79.9%. Net sales for the six months ended June 30, 2000, (the "2000 Period") were $108.6 million, an increase of 85.8%, from $58.4 million for the six months ended July 2, 1999 (the "1999 Period"). The Company continued to benefit from the significant increase in demand for semiconductor capital equipment.

The gross profit percentage for the 2000 Quarter was 47.3% compared with 43.5% for the 1999 Quarter. The gross profit percentage for the 2000 Period was 47.7% compared with 42.7% for the 1999 Period. The improvement in gross margin was primarily attributable to increased sales volume, offset by costs relating to a new manufacturing and engineering center in Colorado, a new customer support center in Taiwan, expansion of our Japanese customer support center and, to a lesser extent, customer and product mix and higher than normal production costs relating to 300 mm pilot products.

Research and development expenses were $3.9 million for the 2000 Quarter, or 6.7% of net sales, compared to $2.6 million, or 7.8% of net sales, for the 1999 Quarter. Spending was $7.2 million, or 6.6% of net sales for the 2000 Period, compared to $4.6 million, or 7.9% of net sales, for the 1999 Period. The Company increased its spending on projects to support 300mm products, GOLDLink support services and ongoing improvements to its core products.

Total selling, general and administrative expenses increased by $2.9 million in the 2000 Quarter and $5.5 million in the 2000 Period compared to the 1999 Quarter and the 1999 Period. The increase in spending was primarily attributable to expenditures to support increased sales activities worldwide, the aforementioned locations in Colorado, Taiwan and Japan and our GOLDLink global support initiative.

Operating income increased $9.3 million and $18.7 million in the 2000 Quarter and the 2000 Period, respectively, compared with the 1999 Quarter and the 1999 Period. The primary reasons for the increases were higher net sales and spending growth that was lower than sales growth.

For the 2000 Quarter, the Company had pretax income of $14.6 million resulting in a tax provision of $4.8 million compared to a pretax income of $4.4 million and a tax provision of $1.4 million for the 1999 Quarter. For the 2000 Period, the Company had pretax income of $26.5 million and a tax provision of $8.7 million compared to pretax income of $6.3 million and a tax provision of $2.1 million for the 1999 Period.

The effective tax rate for the 2000 and 1999 Quarters and Periods was 33%.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2000 Period was $15.0 million compared with $2.3 million for the 1999 Period, primarily due to increased net income.

The Company's historical annual capital needs have been approximately $4.0 million to $5.0 million. However, in 2000 the Company has four major initiatives that the Company expects will result in capital spending of approximately $10.0 million. These initiatives are as follows: consolidation of its Colorado operations into a new 60,000 square foot leased facility, the first phase of a new corporate information system, a GOLDLink global support operations center and the opening of a sales and service location in Taiwan. Cash used by investing activities was $7.1 million during the 2000 Period, primarily due to increased capital expenditures related to the consolidation of the Company's Colorado operations into the new facility and the opening of a sales and customer support center in Taiwan.

Cash dividends paid to stockholders during the 2000 Period were $5.4 million compared to $5.3 million during the 1999 Period.

The Company believes that existing cash, cash equivalents, investment balances and anticipated cash flow from operations will be adequate to fund operations and its capital expenditure program for the foreseeable future. The Company also has a $25 million unsecured line of credit.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The Company is evaluating the application of SAB 101 and has not determined the impact on the Company's consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------


New Accounting Pronouncements (continued)
-----------------------------------------

In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25, and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 is not expected to have a material impact on the Company's consolidated financial statements.


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

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------


Certain Factors That May Affect Future Results (continued)
----------------------------------------------------------

In addition to the cyclical nature of the semiconductor industry, the Company faces the following risks and uncertainties among others: the need to continuously develop, manufacture and gain customers' acceptance of new products and product enhancements; dependence on a limited number of customers and concentration of sales to one or a few customers; the Company's ability to attract and retain certain key personnel; the ability of the Company to protect its technology assets by obtaining and enforcing patents; and dependence on sole and limited source suppliers for certain components and subassemblies included in the Company's products and systems. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially affect its business, financial position, results of operations and stock price.


Item 3.    Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

There have been no significant changes in the Company's market risks since the year ended December 31, 1999. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          HELIX TECHNOLOGY CORPORATION

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings
-------------------------------

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company is a defendant in an action brought by Raytheon Company on November 10, 1998, in Massachusetts Superior Court claiming damages from the sale of allegedly defective components by the Company to Raytheon, which the Company no longer sells. The Company believes that it has meritorious defenses to the claims and that, although the outcome of the action cannot be predicted with certainty, the disposition of the claim should not have a material effect on the financial position of the Company.


Item 4.       Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on April 27, 2000. Proposal I submitted to a vote of security holders at the meeting was the election of Directors. The following Directors, being all of the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

      Name                             Votes For                 Votes Withheld
-------------------------------------------------------------------------------

      Arthur R. Buckland               19,413,779                85,560
      Matthew O. Diggs, Jr.            19,415,954                83,385
      Frank Gabron                     19,415,146                84,193
      Robert H. Hayes                  19,415,614                83,725
      Robert J. Lepofsky               19,415,879                83,460
      Marvin G. Schorr                 19,412,436                86,903
      Mark S. Wrighton                 19,415,629                83,710


Item 6(a).    Exhibits
----------------------

27.1          Financial Data Schedule (EDGAR version only).


Item 6(b).    Reports on Form 8-K
---------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                          HELIX TECHNOLOGY CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HELIX TECHNOLOGY CORPORATION
                                                            (Registrant)





July 28, 2000                                      By: /s/Michael El-Hillow
------------------------------                     ----------------------------
Date                                                   Michael El-Hillow
                                                       Senior Vice President
                                                       Chief Financial Officer