Form 10-Q
period 2000-09-29
HELIX TECHNOLOGY CORP
filed 2000-11-08
CIK 46709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                    For the Quarter Ended September 29, 2000.

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

                                   Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of September 29, 2000 was 22,536,704.

                          HELIX TECHNOLOGY CORPORATION

                                    Form 10-Q

                                      INDEX

                                                                           Page

Part I.    FINANCIAL INFORMATION

  Item 1.         Consolidated Financial Statements

  Consolidated Balance Sheets as of September 29, 2000 and
         December 31, 1999....................................................3

  Consolidated Statements of Operations for the Three and Nine-Month
         Periods Ended September 29, 2000 and October 1, 1999.................4

  Consolidated Statements of Cash Flows for the Nine-Month
         Periods Ended September 29, 2000 and October 1, 1999.................5

  Notes to Consolidated Financial Statements................................6-9

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............10-11

  Item 3.     Quantitative and Qualitative Disclosures about Market
              Risk ..........................................................12


Part II.   OTHER INFORMATION

  Item 1.     Legal Proceedings..............................................13

  Item 6 (a). Exhibits.......................................................13

  Item 6 (b). Reports on Form 8-K............................................13

  Signature..................................................................14



                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                        Sept. 29, 2000       Dec. 31, 1999
(in thousands except per share data)                      (unaudited)          (audited)
------------------------------------------------------------------------------------------
ASSETS
Current:

Cash and cash equivalents                                  $ 11,936            $ 11,408
Investments (Note 2)                                         16,443              15,912
Receivables - net of allowances                              38,661              19,479
Inventories  (Note 3)                                        24,340              18,442
Deferred income taxes (Note 4)                                7,040               7,040
Other current assets                                          2,021               1,626
------------------------------------------------------------------------------------------
Total Current Assets                                        100,441              73,907
------------------------------------------------------------------------------------------
Property, plant and equipment at cost                        47,482              38,724
    Less:  accumulated depreciation                         (30,363)            (28,093)
------------------------------------------------------------------------------------------
Net property, plant and equipment                            17,119              10,631
Other assets                                                 11,417               9,117
------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $128,977            $ 93,655
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                           $ 15,131            $  8,490
Payroll and compensation                                      2,873               4,768
Retirement costs                                              5,260               4,561
Income taxes (Note 4)                                        10,524               3,238
Other accrued liabilities                                       979                 975
------------------------------------------------------------------------------------------
Total Current Liabilities                                    34,767              22,032
------------------------------------------------------------------------------------------
Commitments and contingencies                                     -                   -
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                  -                   -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,536,704 in 2000
  and 22,375,631 in 1999                                     22,537              22,376
Capital in excess of par value                                9,203               9,314
Treasury stock, $1 par value (7,670 shares in 2000 and
  11,602 shares in 1999)                                       (463)               (198)
Retained earnings                                            62,157              39,063
Accumulated other comprehensive income (Note 6)                 776               1,068
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                   94,210              71,623
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $128,977            $ 93,655
==========================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
----------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                 Nine Months Ended
                                                  Sept. 29,      Oct. 1,            Sept. 29,      Oct. 1,
(in thousands except per share data)                2000          1999                2000          1999
----------------------------------------------------------------------------------------------------------

Net sales                                          $69,913       $39,036            $178,488       $97,469
----------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                    36,495        21,431              93,301        54,921
   Research and development                          4,182         2,481              11,391         7,100
   Selling, general and administrative              11,182         8,614              31,427        23,368
----------------------------------------------------------------------------------------------------------
                                                    51,859        32,526             136,119        85,389
----------------------------------------------------------------------------------------------------------
Operating income                                    18,054         6,510              42,369        12,080

Joint venture income                                 1,322           440               2,920           788
Interest and other income                              396           192                 933           620
----------------------------------------------------------------------------------------------------------
Income before taxes                                 19,772         7,142              46,222        13,488
Income taxes (Note 4)                                6,294         2,357              15,022         4,451
----------------------------------------------------------------------------------------------------------
Net income                                         $13,478       $ 4,785            $ 31,200       $ 9,037
==========================================================================================================
Net income per share:
   Basic (Note 5)                                  $  0.60       $  0.21            $   1.39       $  0.40
   Diluted (Note 5)                                $  0.59       $  0.21            $   1.37       $  0.40
==========================================================================================================

Number of shares used in per share calculations:
   Basic (Note 5)                                   22,525        22,344              22,487        22,323
   Diluted (Note 5)                                 22,725        22,673              22,807        22,553
==========================================================================================================

The accompanying notes are an integral part of these financial statements.


                          HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

--------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
(in thousands)                                                 Sept. 29, 2000   Oct. 1, 1999
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                   $ 31,200       $  9,037
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                                    2,996          3,082
     Other                                                          (1,966)           306
     Net change in operating assets and liabilities (A)             (9,671)        (6,967)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                           22,559          5,458
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                           (9,484)        (3,007)
     Purchase of investments                                       (36,547)       (18,237)
     Sale of investments                                            36,047         20,565
--------------------------------------------------------------------------------------------
Net cash (used) by investing activities                             (9,984)          (679)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Shares tendered for exercise of stock options                  (5,181)             -
     Net cash provided by employee stock plans                       1,240            337
     Cash dividends paid                                            (8,106)        (8,027)
--------------------------------------------------------------------------------------------
Net cash (used) by financing activities                            (12,047)        (7,690)
--------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       528         (2,911)
Cash and cash equivalents, at the beginning of the period           11,408          8,843
--------------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period               $ 11,936       $  5,932
============================================================================================

(A) Change in operating assets and liabilities:
       (Increase) in accounts receivable                          $(19,182)      $(10,263)
       (Increase) in inventories                                    (5,898)        (2,035)
       (Increase) in other current assets                             (395)          (727)
       Increase in accounts payable                                  6,641          3,328
       Increase in other accrued expenses                            9,163          2,730
--------------------------------------------------------------------------------------------
       Net change in operating assets and liabilities             $ (9,671)      $ (6,967)
============================================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended September 29, 2000, and October 1, 1999, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 29, 2000, and December 31, 1999, and the results of operations and cash flows for the periods ended September 29, 2000, and October 1, 1999.

The results of operations for the nine-month period ended September 29, 2000, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three and nine-month periods ended September 29, 2000, and October 1, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $16,443,000 and $15,912,000 as of September 29, 2000, and December 31, 1999, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

---------------------------------------------------------------
(in thousands)            Sept. 29, 2000          Dec. 31, 1999
---------------------------------------------------------------
Finished goods               $ 7,008                 $ 5,157
Work in process               11,541                   8,716
Materials and parts            5,791                   4,569
---------------------------------------------------------------
                             $24,340                 $18,442
===============================================================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions were $15,022,000 for the nine-month period ended September 29, 2000, and $4,451,000 for the nine-month period ended October 1, 1999. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly-owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the nine-month period ended September 29, 2000 was 32.5%, and for the nine-month period ended October 1, 1999 was 33%.

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

The following table sets forth the computation of basic and diluted net income per common share:

--------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                Nine Months Ended
(in thousands except per share data)         Sept. 29, 2000     Oct. 1, 1999   Sept. 29, 2000     Oct. 1, 1999
--------------------------------------------------------------------------------------------------------------

Net income                                       $13,478           $ 4,785         $31,200           $ 9,037
==============================================================================================================

Basic shares                                      22,525            22,344          22,487            22,323

Add:    Common equivalent shares (1)                 200               329             320               230
--------------------------------------------------------------------------------------------------------------
Diluted shares                                    22,725            22,673          22,807            22,553
==============================================================================================================

Basic net income per share                       $  0.60           $  0.21         $  1.39           $  0.40
==============================================================================================================

Diluted net income per share                     $  0.59           $  0.21         $  1.37           $  0.40
==============================================================================================================

(1) Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). The Company had 35,000 options outstanding not included in the computation of diluted shares as of September 29, 2000, because the option price was greater than the average market price of the common shares, and the inclusion of such shares would be anti-dilutive. As of October 1, 1999, the Company had no stock options that were anti-dilutive.

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


--------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended               Nine Months Ended
(in thousands)                                    Sept. 29, 2000  Oct. 1, 1999   Sept. 29, 2000   Oct. 1, 1999
--------------------------------------------------------------------------------------------------------------

Net income                                            $13,478      $4,785            $31,200        $9,037
--------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss) before tax:
   Foreign currency translation adjustment                 21         403               (218)        1,094
   Unrealized gain (loss) on available-for-sale
     investment                                             5           9                 31           (53)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax              26         412               (187)        1,041
Income tax related to items of other
   comprehensive income (loss)                            (37)        (15)              (105)         (309)
--------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax             (11)        397               (292)          732
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                  $13,467      $5,182            $30,908        $9,769
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

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Results of Operations
---------------------

Net sales for the three months ended September 29, 2000, (the "2000 Quarter") were $69.9 million compared with net sales for the three months ended October 1, 1999, (the "1999 Quarter") of $39.0 million, an increase of 79.2%. Net sales for the nine months ended September 29, 2000, (the "2000 Period") were $178.5 million, an increase of 83.1%, from $97.5 million for the nine months ended October 1, 1999 (the "1999 Period"). The Company continued to benefit from the significant increase in demand for semiconductor capital equipment.

The gross profit percentage for the 2000 Quarter was 47.8% compared with 45.1% for the 1999 Quarter. The gross profit percentage for the 2000 Period was 47.7% compared with 43.7% for the 1999 Period. The improvement in gross margin was primarily attributable to increased sales volume, offset by costs relating to a new manufacturing and engineering center in Colorado, a new customer support center in Taiwan, and expansion of our Japanese customer support center.

Research and development expenses were $4.2 million for the 2000 Quarter, or 6.0% of net sales, compared to $2.5 million, or 6.4% of net sales, for the 1999 Quarter. Spending was $11.4 million, or 6.4% of net sales for the 2000 Period, compared to $7.1 million, or 7.3% of net sales, for the 1999 Period. The Company increased its spending on projects to support 300 mm products, GOLDLink support services and ongoing improvements to its core products.

Total selling, general and administrative expenses increased by $2.6 million in the 2000 Quarter and $8.1 million in the 2000 Period compared to the 1999 Quarter and the 1999 Period, respectively. The increase in spending was primarily attributable to expenditures to support increased sales activities worldwide, the aforementioned locations in Colorado, Taiwan and Japan and our GOLDLink global support initiative.

Operating income increased $11.5 million and $30.3 million in the 2000 Quarter and the 2000 Period, respectively, compared with the 1999 Quarter and the 1999 Period, respectively. The primary reasons for the increase were higher net sales and spending growth that was lower than sales growth.

For the 2000 Quarter, the Company had pretax income of $19.8 million resulting in a tax provision of $6.3 million compared to a pretax income of $7.1 million and a tax provision of $2.4 million for the 1999 Quarter. For the 2000 Period, the Company had pretax income of $46.2 million and a tax provision of $15.0 million compared to pretax income of $13.5 million and a tax provision of $4.5 million for the 1999 Period. The effective tax rate for the 2000 Period was 32.5% and for the 1999 Period was 33.0%.

                          HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2000 Period was $22.6 million compared with $5.5 million for the 1999 Period, primarily due to increased net income.

The Company's historical annual capital needs have been approximately $4.0 million to $5.0 million. However, in 2000 the Company has four major initiatives that are expected to result in capital spending in excess of approximately $12.0 million. These initiatives are: consolidation of our Colorado operations into a new 60,000 square foot leased facility, the first phase of a new corporate information system, a GOLDLink global support operations center, expansion of our Japanese customer support center and the opening of a sales and service location in Taiwan. Cash used by investing activities was $10.0 million during the 2000 Period, primarily due to increased capital expenditures related to the above-mentioned projects.

Cash dividends paid to stockholders were $8.1 million during the 2000 Period and $8.0 million during the 1999 Period. The Company paid a quarterly common stock dividend of $0.12 per share.

The Company believes that existing cash, cash equivalents, investment balances and anticipated cash flow from operations will be adequate to fund operations and its capital expenditure program for the foreseeable future. The Company also has a $25 million unsecured bank line of credit.

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

                          HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------


Certain Factors That May Affect Future Results
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements that are not historical facts but that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels, results of operations, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

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

Item 6(a).    Exhibits
----------    --------

  4.1 Revolving Credit Agreement, dated July 18, 2000, by and between Helix Technology Corporation and Fleet National Bank.

 27.1         Financial Data Schedule (EDGAR version only).


Item 6(b).    Reports on Form 8-K
---------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended September 29, 2000.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HELIX TECHNOLOGY CORPORATION
                                                  (Registrant)




November 8, 2000                         By: /s/Michael El-Hillow
----------------                             ----------------------------
Date                                         Michael El-Hillow
                                             Senior Vice President
                                             Chief Financial Officer

                          HELIX TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX


Exhibit

  4.1         Revolving Credit Agreement

 27.1         Financial Data Schedule (EDGAR version only)