Form 10-K
period 2000-12-31
HELIX TECHNOLOGY CORP
filed 2001-03-28
CIK 46709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Year Ended December 31, 2000, OR

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of March 13, 2001, (computed by reference to the quoted selling prices of such stock in the over-the-counter market), was $563,647,457.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of March 13, 2001, was 22,537,204.

                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the SEC in March 2001 are incorporated by reference into Part III, Items 10-12.

                                       PART I


ITEM 1.  BUSINESS

GENERAL

HELIX TECHNOLOGY CORPORATION (the "Company" or "Helix"), a Delaware corporation organized in 1967, is a world leader in the development and application of innovative solutions in the field of vacuum technology. The development and delivery of components, total system solutions, and global support of superior value is the singular focus of the men and women of Helix who serve our broad customer base throughout the world.

The global electronic component manufacturing industry is our largest market. Helix is a critical enabling technology provider meeting the demanding requirements of state-of-the-art semiconductor, data storage, and flat panel display manufacturing. One measure of our success and our impact is the fact that today virtually every integrated circuit manufactured in the world is processed in equipment dependent on the performance of Helix vacuum products, systems, and support, placing us at a critical point in the electronics "food chain." Our vacuum instrumentation is also used broadly in the analytical instrument market and our cryogenic systems are facilitating the commercialization of emerging applications for superconducting electronics.

Using our proprietary On-Board technology, a comprehensive package of hardware and software that can integrate both Helix and non-Helix vacuum products, Helix provides (On-Board is a registered trademark of Helix Technology Corporation.):

* Original equipment manufacturers design and development support for fully integrated vacuum systems with the flexibility to rapidly implement a full range of process-driven solutions, and

* End-user customers performance-enhancing process controls, advanced diagnostics, and communications capabilities to increase system uptime, lower the cost of ownership, and facilitate the move to remote e-diagnostics of critical enabling processes, such as vacuum.


VACUUM COMPONENTS AND SYSTEMS AND GLOBAL SUPPORT SERVICES

For over 30 years, unmatched customer responsiveness has been the cornerstone of our business strategy. Helix customers want solutions that incorporate the best technology, deliver the highest performance, perform to specification out of the box, are delivered on time, are priced fairly, and are supported by competent personnel anywhere in the world where they may be used.

For our OEM customers this has meant having the right product, at the right place, at the right time. From the initial platform design stage through their production build process, our customers know they can depend on Helix. Our lean manufacturing process is broadly recognized as a key element in the ability of our OEM customers to keep pace with the unpredictable and ever-changing demands of their own customers. This has never been more evident than over the last 30 months where we increased our sequential production to unprecedented levels while maintaining our excellent delivery performance.

For the ultimate end-users of our products, we are considered an essential business partner who both ensures and enhances critical vacuum system availability and performance. Our GUTS (Guaranteed Up Time Support) rapid response system is broadly recognized for delivering unsurpassed service responsiveness anywhere in the world, while our GOLDLink (Global On-Line Diagnostics) capability has made us the leading provider in the emerging market for remote e-diagnostic support services. (GUTS is a registered trademark of Helix Technology Corporation.) (GOLDLink is a registered service mark of Helix Technology Corporation.)

This ability to continuously meet the varying needs of both OEMs and end-users, at any level of business activity, sets us apart from our competitors.

Vacuum Pumping Components and Systems. The Company's CTI-Cryogenics On-Board Cryopumps and systems continue to be the industry standard for providing high vacuum for both the PVD (physical vapor deposition or "sputtering") and ion implantation markets. We are the supplier of choice to virtually every semiconductor capital equipment OEM and semiconductor end-user. Our On-Board Cryopumps provide clean, reliable, high-speed pumping for critical vacuum process applications, ensuring high product yields and process throughputs. The On-Board system enables central monitoring and control, either in-fab or at remote sites, of every significant function of both individual pumps and entire vacuum networks. Since 1988 we have delivered tens of thousands of our On-Board Cryopumps - making it the best selling pump on the market.

Over the last few years, the Company has introduced its On-Board Waterpumps and TurboPlus products to support the CVD (chemical vapor deposition) and etch processes. (TurboPlus is a registered trademark of Helix Technology Corporation.) On-Board Waterpumps are high-performance vacuum pumps that optimize the performance of CVD and etch systems by increasing water vapor pumping speed by a factor of five or more, providing substantially improved system throughput and better process results. TurboPlus Vacuum Pumps offer the process advantages of throughput pumping from the turbopump and the uptime benefits of high-speed water vapor pumping, integrated into a compact package with a single, easy-to-use interface.

Sales of our CTI-Cryogenics products and related support services represent approximately 85% of consolidated sales. The average selling price for our vacuum pumping systems is approximately $20,000.

Vacuum Measurement Components and Systems. The Company's Granville-Phillips STABIL-ION and CONVECTRON vacuum measurement components and systems are considered industry standards and are used in the PVD, ion implantation, CVD, and etch processes. (STABIL-ION and CONVECTRON are registered trademarks of Helix Technology Corporation.) The Company's vacuum gauging products are also integrated into analytical instruments, primarily mass spectrometers.

STABIL-ION and CONVECTRON systems are individually calibrated at numerous pressure values resulting in a stable and accurate gauge that does not change calibration with time of use. This stable calibration is essential to starting the production process at the same true pressure on every production run. It also provides improved gauge-to-gauge reproducibility, which is essential for process replication.

Companies depend on our measurement systems to provide repeatable readings, ensuring that processes start at the desired pressure. Non-repeatable gauges can shift over time, causing two different effects:

* If the gauge reads lower than the actual pressure, a process can be started when the pressure is too high, possibly causing product defects.

* If the gauge reads higher than the actual pressure, the system will pump down to a pressure lower than necessary for a process. This is equivalent to system downtime.

Sales of our Granville-Phillips products and related services represent approximately 15% of consolidated sales. The average selling price for our vacuum measurement systems is approximately $500.


Global Support Services. Our history of providing unparalleled post-sales support began with the introduction of our GUTS rapid response system in the mid-1980's. Our GUTS response system is broadly recognized for delivering unsurpassed responsiveness to problems whenever, wherever they may occur. Every call to our GUTS line is answered by a capable, empowered Helix employee who has the resources to diagnose a customer problem and to guarantee a solution will be in place in 59 minutes or less. If necessary, a part, a pump, a gauge, or a person will be en route to a customer's facility within that 59-minute period to get a system back on-line. Historically we have received approximately 30% to 40% of our revenue from providing global support to our end-user customers.

To the typical Helix customer, a day, an hour, or even a few minutes of production downtime is simply unacceptable. Given the magnitude of the investment in plant and equipment and the value of the work-in-process, which will only increase with the move to 300mm production equipment, tool availability is a priority to our customers. While our GUTS response system continues to be the leader in reactive customer support, the industry is moving to Internet-based proactive remote e-diagnostics to further enhance production efficiency and throughput and leverage industry-wide core competencies. Helix is well positioned to provide e-diagnostics using our On-Board Information Network and our GOLDLink capability.

Our On-Board network provides us with the ability to access performance data of key vacuum system components, including third-party products, right at the production tool. In fact, we have been doing that with our cryopumps since the early 1990's. However, accessing the data is only the beginning. The real value is what to do with the data.

Using our GOLDLink capability, Helix is:

* Transmitting tool performance data via the Internet directly from the fab to our GOLDLink customer support center in Massachusetts, where

* Our vacuum system specialists continuously monitor and analyze the tool performance data, comparing the actual performance parameters with the optimum "expected" performance parameters (developed by our vacuum experts in conjunction with our customers and third-party suppliers), and

* Providing our customers with solutions to any vacuum system problems.

Helix's vacuum system experts are the users of the information. We give our customers "solutions," not information. This allows our customers to redirect their employees to focus on their core competencies by leveraging Helix's vacuum technology and control core competencies. Our ability to detect performance anomalies before they cause a system failure is saving customers significant tool downtime and increasing plant productivity at each of our GOLDLink-connected operating sites. At December 31, 2000, we were providing various levels of GOLDLink support to more than 25 semiconductor-related fab sites around the world. In the process, we are bringing new meaning to the words "Global Support."


CUSTOMERS AND MARKETS

Our customer service and technical support are important competitive factors and are essential to building and maintaining close, long-term relationships with our customers. We sell our products and services, primarily through direct sales personnel, to customers in the United States, Europe, and the Pacific Rim. Our sales and service personnel are located at our headquarters in Mansfield, Massachusetts, and in regional offices in Longmont, Colorado; Santa Clara, California; Austin, Texas; Tempe, Arizona; Darmstadt, Germany; Orsay, France; Livingston, Scotland; Tokyo, Japan and Hsinchu, Taiwan. We also have distributors and representatives in other major markets.

We market and sell our products and services primarily to large, original equipment and end-user manufacturers of semiconductor, data storage, flat panel display, and other industrial applications. We have sold our products and services to more than 250 OEMs and more than 750 end-users worldwide, resulting in a revenue mix of approximately 60% to 70% from OEMs and 30% to 40% from end-users.

The Company's one reportable segment is cryogenic and vacuum equipment. The Company's largest customer is Applied Materials, the world's largest manufacturer of semiconductor capital equipment, representing 40%, 29%, and 20% of net sales for 2000, 1999, and 1998, respectively. Our 10 largest customers accounted for 60%, 50%, and 38% of net sales for 2000, 1999, and 1998, respectively. Information concerning the Company's segment information and geographical breakdown is included in Note F of "Notes to Consolidated Financial Statements" included elsewhere in this report.

Following is a discussion of the major markets for our products and services:

Semiconductor. We sell our products and services primarily to semiconductor capital equipment manufacturers and end-users for incorporation into equipment used to make integrated circuits. Our products are currently used in a variety of applications including physical and chemical vapor deposition, ion implantation, and etch. Precise vacuum levels enable the production of integrated circuits. We anticipate that the semiconductor capital equipment industry will continue to be a substantial part of our business for the foreseeable future. Approximately 60% to 70% of our revenues generally come from this customer group.

Data Storage. We sell products and services to data storage equipment manufacturers and to data storage device manufacturers for use in producing a variety of products including CDs; computer hard disks, including both media and thin-film heads; CD-ROMs; and DVDs. These products use a PVD process to produce optical and magnetic thin-film layers, as well as a protective wear layer. Approximately 10% to 15% of our revenues generally come from this customer group.

Flat Panel Display. We sell our products and services to manufacturers of flat panel displays, which have fabrication processes similar to those employed in manufacturing integrated circuits. Flat panel technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held computer games to laptop and desktop computer monitors to large-screen televisions. Approximately 5% to 10% of our revenues generally come from this customer group.

Other Customers. We sell our products and services to OEMs and producers of end products in a variety of industrial markets. Thin-film optical coatings are used in the manufacture of many industrial products including architectural glass, eyeglasses, lenses, and front surface mirrors. Thin films of diamond-like coatings and other materials are currently applied to products to strengthen and harden surfaces on such diverse products as tools, razor blades, automotive parts, and hip joint replacements. Certain superconductivity companies use our cryogenic coolers for their base stations. Our products are also used in a variety of analytical instruments, industrial, and scientific research products. Approximately 10% to 20% of our revenues generally come from this customer group.

The Company and Ulvac Corporation ("Ulvac") of Chigasaki, Japan, operate a joint venture, Ulvac Cryogenics, Inc. ("UCI"), formed in 1981, which manufactures and sells cryogenic vacuum pumps, principally to Ulvac, one of the largest semiconductor OEMs in Japan. Each company owns 50% of UCI and made initial cash investments of approximately $100,000, with no subsequent cash investments. The joint venture arrangement includes a license and technology agreement from the Company and a management and consultation agreement from Ulvac. The Company and Ulvac essentially share control of the joint venture.


MANUFACTURING

We manufacture our pump and compressor components at one of our facilities in Mansfield, Massachusetts, and our measurement gauge components at our Longmont, Colorado, facility. Our use of a lean manufacturing concept, including fast cycle times, embedded quality control, and supply chain management, allows us to consistently meet or exceed our customers' demands for having the right product, at the right place, at the right time.

Our manufacturing activities consist of the assembly and testing of components and subassemblies, which are then integrated into our final products. Once final testing of all subassemblies is completed, the final product is subjected to a series of reliability enhancing operations prior to shipment to customers. We purchase a wide range of electronic, mechanical, and electrical components, some of which are designed to our specifications. We outsource some of our subassembly work. Our ability to meet our customers' significantly fluctuating product demands at consistently short lead times using demand flow and lean manufacturing techniques is a distinct competitive advantage.

The Company's business is, generally, not dependent on the availability of raw materials or components from any single source. Certain components, however, may be available from only one or two qualified sources. The Company's policy is to develop alternative sources for components and, where possible, to avoid using scarce raw materials in its products.

BACKLOG

The backlog of orders believed to be firm was approximately $26.6 million at December 31, 2000, compared to $13.8 million at December 31, 1999. The Company expects to recognize revenues from essentially all of the December 31, 2000, backlog during 2001.

RESEARCH AND DEVELOPMENT

The Company expended $16,131,000 in 2000 on research and development efforts, compared to $9,916,000 and $10,106,000 in 1999 and 1998, respectively. These expenditures reflect development activities relating to product enhancements, new products for commercial applications, and GOLDLink support.

EMPLOYMENT

Total employment in the Company at the end of 2000 was 945, compared to 649 and 457 at the end of 1999 and 1998, respectively. This includes 203 temporary employees at the end of 2000, compared to 90 and eight in 1999 and 1998, respectively.

ENVIRONMENTAL AFFAIRS

Compliance with federal, state, and local provisions relating to environmental quality has not had, and is not expected to have, a material impact upon capital expenditures, earnings, or the competitive position of the Company.

INTELLECTUAL PROPERTY

The Company holds many U.S. and foreign patents in the fields of vacuum pumping, gauging, and cryogenics that it believes are significant to its operations. These patents expire at various years through 2020. No patents that the Company considers significant expire during the next five years. The Company has a number of trademarks that it considers important to its business. These trademarks are protected by registration in the United States and other countries in which the Company's products are marketed.

COMPETITION

The markets for our products and services are highly competitive and characterized by ongoing technological development and changing customer requirements. Significant competitive factors in our markets include product performance, price, quality, reliability, delivery, and level of customer service and support.

While we believe that our products are industry standards, we have several foreign and domestic competitors for each of our product lines. Some of these competitors are subsidiaries/divisions of larger corporations and have greater resources than we have. Our ability to continue to compete successfully depends on our ability to make timely introductions of system enhancements and new products and services, while continuing to provide excellent pre- and post-sales support on existing products and services. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

RISK FACTORS

Investors should consider carefully the following factors, in addition to the other information contained in this filing, before investing in the shares of the Company's common stock. This filing, and the documents incorporated by reference, may include a number of forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans, and objectives. Such statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated by such statements depending on a variety of factors, some of which are described below. The Company undertakes no responsibility to update any forward-looking statements that may be made to reflect events and circumstances occurring after the dates the statements were made or to reflect the occurrence of unanticipated events.

Customer Concentration. A small number of customers are currently responsible for a significant portion of the Company's net sales. In 2000 the Company's ten largest customers accounted for approximately 60% of net sales, including 40% to Applied Materials. The Company anticipates that a small number of customers will continue to account for a large portion of its net sales. Furthermore, the Company generally does not obtain firm long-term volume purchase commitments from its customers, and because of its efficient manufacturing process has short lead-times for customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced orders with new business cannot be assured. While the Company's products are used in the manufacture of data storage devices, advanced coating applications, and flat panel display product markets, the majority of the Company's sales are to customers in the semiconductor capital equipment industry. The factors discussed below affecting the semiconductor capital equipment industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company, its results of operations and prospects.

Quarterly Operating Results and Potential Volatility of Common Stock Price. Our quarterly operating results have fluctuated significantly and we expect them to continue to experience significant fluctuations. Downward fluctuations in our quarterly results have historically resulted in decreases in the price of our common stock. Quarterly operating results are affected by a variety of factors, many of which are beyond our control. These factors include:

* Changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate.

* The timing and nature of orders placed by major customers.

* Customer cancellations of previously placed orders and shipment delays.

* Changes in customers' inventory management practices.

* The introduction of new products by our competitors or us.

Our operating results in one or more future quarters may fall below the expectations of analysts and investors. In those circumstances, the trading price of our common stock would likely decrease.

Volatility of the Semiconductor Industry. The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which generally have had a severe effect on the semiconductor industry's demand for capital equipment and have affected the Company's results of operations.

Any weakness in demand in the semiconductor industry is likely to have a similar adverse effect on the Company's business and results of operations. In addition, the need for continued investment in engineering, research and development, and extensive ongoing customer service and support requirements worldwide will limit the Company's ability to significantly reduce expenses in response to any such downturn. Further, there can be no assurance that developments in the semiconductor industry or the semiconductor equipment industry will occur at the rate or in the manner expected by the Company.

Dependence on New Products, Product Enhancements, and Global Support. The Company believes that its continued success will depend significantly on its ability to continuously develop and manufacture new products and product enhancements and expand Global Support to provide maximum vacuum system capability.

If new products have reliability or quality problems, such problems may result in reduced orders, higher manufacturing costs, delays in collecting accounts receivable, and additional service and warranty expense. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products and services introduced by the Company will be accepted in the marketplace. If the Company does not continue to successfully introduce new products and services, the Company's results of operations may be materially adversely affected.

Risks Associated with Global Market. The Company sells its products and provides services to customers located throughout the world. Managing global operations and sites located throughout the world presents challenges associated with cultural diversities and organizational alignment. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability, and fluctuations in interest and foreign currency exchange rates are all risks that could affect global product and service demand.

Uncertainty of Intellectual Property Protection. The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to protect the Company's technology assets by obtaining and enforcing patents. The Company has a number of patents in the United States and other countries and additional applications are pending for new developments in its equipment and processes. Patent applications in the United States are maintained in secrecy until the patents issue, so the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or the first to file such patent applications on such inventions. Although the Company believes its products do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or that such claims will not be successful. There also can be no assurance that the Company's competitors will not infringe on the Company's patents. Even if successful, the defense or prosecution of patent suits is costly and time-consuming. An adverse outcome in a suit in which the Company asserts its patent rights could result in the loss of such rights, and could subject the Company to substantial costs and diversion of Company resources.

Dependence on Key Employees. The future success of the Company is dependent, in part, on its ability to retain certain key personnel. The Company also needs to attract additional skilled personnel in all areas of its business to continue to grow. Competition for such personnel is intense. There can be no assurance that the Company will be able to retain its existing key management, engineering, and sales personnel or attract additional qualified employees in the future.

Dependence on Suppliers. Certain of the components and subassemblies included in the Company's products and systems are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on sole- and limited-source suppliers, in some cases the partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company's results of operations and could damage customer relationships.

Integration of Future Acquisitions. The Company may make acquisitions of complementary companies in the future. Managing an acquired business entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel, diversion of management's attention to other business concerns, and potential loss of key employees or customers of acquired operations. The Company's success will depend, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. There can be no assurance that the Company will be able to effectively achieve and manage any such growth, or that its management, personnel, or systems will be adequate to support the Company's operations. Any such inability would have a material adverse effect on the Company's business, operating results, financial condition, and cash flows.


ITEM 2.  PROPERTIES

The Company occupies approximately 345,300 square feet worldwide, as described in the table below.

                  Size         Lease
  Location      (Sq. Ft.)     Expires                Functions
-----------------------------------------------------------------------------

Massachusetts    155,000     2006<F1>   Corporate headquarters, engineering,
                  63,000     2004       manufacturing, sales and marketing,
                                        customer support, repair center, and
                                        administration

Colorado          60,000     2015       Engineering, manufacturing, and sales
                                        and marketing

California        11,000     2003       Sales office, customer support, and
                                        repair center

Texas             12,000     2005       Sales office and customer support

Arizona            3,000     2006       Sales office and customer support

Scotland           5,300     2020       Sales office and customer support

Germany            2,500     2003       Sales office and customer support

France             6,400     2003       Sales office, customer support, and
                                        repair center

Japan              9,900     2001       Sales office and customer support
                   9,700     2003       Repair center

Taiwan             7,500     2003       Sales office, customer support, and
                                        repair center

[FN]
<F1> The lease on this facility provides for renewal options for up to fifteen additional years.

The Company believes it has adequate facilities to meet its currently anticipated requirements and that suitable additional or substitute facilities will be available if required.


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

During the quarter ended December 31, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market under the symbol HELX. At December 31, 2000, there were 22,537,204 shares of common stock outstanding and approximately 620 common stockholders of record.

Price Range of Common Stock and Cash Dividend Per Common Share

The price range and cash dividend per common share of the Company's common stock by quarter are:

                             First   Second     Third     Fourth
                            Quarter  Quarter   Quarter    Quarter
------------------------------------------------------------------
2000

Stock price
  High                      $80.19   $67.50     $44.00    $30.38
  Low                       $43.38   $28.63     $27.25    $19.31
Cash dividends per share    $ 0.12   $ 0.12     $ 0.12    $ 0.12


1999

Stock price
  High                      $24.00   $24.00     $35.06    $49.50
  Low                       $12.88   $15.13     $21.00    $32.44
Cash dividends per share    $ 0.12   $ 0.12     $ 0.12    $ 0.12

On February 21, 2001, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on March 13, 2001, to common stockholders of record at the close of business on March 5, 2001.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data that should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein. In connection with the acquisition of Granville-Phillips Company in 1998, accounted for as a pooling of interests, all prior-period financial data has been restated to include the impact of the combination.


                                                               December 31
                                          -------------------------------------------------
(in thousands except per share data)        2000       1999     1998       1997     1996
-------------------------------------------------------------------------------------------
Net sales                                 $253,085   $139,389  $95,345   $157,076  $151,665

Net income (loss)<F1>                     $ 45,870   $ 15,864  $(1,920)  $ 25,544  $ 25,126

Basic net income (loss) per share<F2>     $   2.04   $   0.71  $ (0.09)  $   1.15  $   1.15

Diluted net income (loss) per share<F2>   $   2.02   $   0.70  $ (0.09)  $   1.14  $   1.14

Cash dividends per share<F2><F3>          $   0.48   $   0.48  $  0.75   $  0.735  $   0.65

Total assets                              $141,968   $ 93,655  $75,652   $ 96,219  $ 83,005

Basic shares<F2>                            22,498     22,336   22,262     22,151    21,788

Diluted shares<F2>                          22,762     22,623   22,262     22,353    22,096

<F1> Net income for the year ended December 31, 1999, reflects the gain on sale of the Company's Colorado facility of $1,397,000. Net loss for the year ended December 31, 1998, reflects merger and other special charges of $3,546,000 related to the acquisition of Granville-Phillips Company and restructuring and other special charges of $2,500,000 related to work force reductions, exit costs for a leased facility, and impairment of certain assets. (See Notes H and I of "Notes to Consolidated Financial Statements.")
<F2> All share and per share data reflect a two-for-one common stock split effective November 1997.
<F3> Cash dividends per share declared in periods prior to the acquisition of
Granville-Phillips Company are based on shares outstanding at that time and therefore do not reflect the 2,383,000 shares issued as part of the acquisition.

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


RESULTS OF OPERATIONS

2000 Compared with 1999

Throughout 2000 the Company continued to benefit from the significant increase in demand for semiconductor capital equipment. Net sales for 2000 were $253.1 million, compared to $139.4 million in 1999, an increase of $113.7 million, or 81.6%.

Total gross profit as a percentage of net sales was 47.9% for 2000, compared to 44.4% for the prior year. The improvement in gross margin was primarily attributable to increased sales volume, offset by costs relating to a new manufacturing and engineering center in Colorado, a new customer support center in Taiwan, and expansion of our Japanese customer support center.

Research and development expenses for 2000 were $16.1 million, or 6.4% of net sales, compared to $9.9 million, or 7.1% of net sales for 1999. The Company increased its spending on projects for 300mm products, GOLDLink global support, and ongoing improvements to its core products.

Selling, general and administrative expenses increased in 2000 to $42.4 million from $32.0 million in the prior year. The increase in spending was primarily attributable to expenditures to support increased sales activities worldwide, the aforementioned locations in Colorado, Taiwan, and Japan, and GOLDLink global support.

Royalty and equity income from the Company's joint venture in Japan increased by $2.7 million in 2000, due to the corresponding improvement in the Japanese semiconductor capital equipment market.

Interest and other income for 2000 was $1.2 million, compared with $0.9 million for 1999, reflecting higher interest rates and higher cash, cash equivalent, and investment balances during the year.

The Company recorded an income tax provision of $22.1 million for 2000, compared to $7.8 million for the previous year. The 2000 and 1999 effective tax rates of 32.5% and 33.0%, respectively, are less than the federal statutory rate of 35% because the Company benefited from research and development and other tax credits.


1999 Compared with 1998

On May 7, 1998, the Company acquired Granville-Phillips Company ("GPC"). GPC is a world leader in the development and manufacture of instrumentation for vacuum measurement and control used principally in the semiconductor, flat panel display, and data storage manufacturing processes. The transaction was accounted for as a pooling of interests and, accordingly, the financial results of the Company for all periods presented include the financial position, results of operations, stockholders' equity, and cash flows of GPC.

Throughout 1999 the global semiconductor capital equipment industry experienced a rapid recovery from the significant worldwide downturn that occurred in 1998. Due to this positive industry trend, net sales for 1999 were $139.4 million, compared to $95.3 million in 1998, an increase of $44.1 million, or 46.2%.

Total gross profit as a percentage of net sales was 44.4% for 1999, compared to 39.8% for the prior year. The improvement in gross margin was primarily attributable to increased production volume and the related decrease in manufacturing unit costs.

Research and development expenses for 1999 were $9.9 million, or 7.1% of net sales, compared to $10.1 million, or 10.6% of net sales, for 1998. As the Company entered 1999, its research and development spending focused on long-term strategic initiatives. As industry conditions improved during the year, the Company increased its spending to also include projects that met near-term customer requirements.

Selling, general and administrative expenses increased in 1999 to $32.0 million from $26.6 million in the prior year. The increase in spending was primarily attributable to expenditures to support increased sales activities worldwide, including expansion of the Company's sales and service location in Japan and the final year of expense related to a stock-based variable compensation plan.

In 1998 the Company eliminated non-strategic spending while redirecting resources to the Company's global customer support structure and other strategic initiatives and took a charge of $2.5 million. These changes made available approximately $5.0 million, which was redirected to the above-mentioned operations in 1999. At October 1, 1999, the restructuring accrual was fully utilized.

Royalty and equity income from the Company's joint venture in Japan increased by $0.5 million in 1999 due to the improvement in the Japanese semiconductor capital equipment market.

Interest and other income for 1999 was $0.9 million, compared with $1.2 million for 1998, reflecting lower cash, cash equivalent, and investment balances during the year.

The Company sold its Colorado facility in December 1999, recognizing a $1.4 million gain and moved to a new leased facility during 2000.

The Company recorded an income tax provision of $7.8 million for 1999, compared to an income tax benefit of $0.7 million for the previous year. The 1999 provision of 33% is less than the federal statutory rate of 35% because the Company benefited from research and development and other tax credits.

Liquidity and Capital Resources

Net cash provided by operating activities was $31.9 million in 2000, primarily due to increased net income.

The Company's historical annual capital needs have been approximately $4.0 million to $5.0 million. However, in 2000 the Company spent $12.4 million, primarily due to the following major projects: consolidation of our Colorado operations into a new 60,000 square foot leased facility, the opening of our GOLDLink global support operations center in Massachusetts, the opening of a sales and service location in Taiwan, and the first phase of our new global information system.

In 2001 the Company expects to spend approximately $12.0 to $14.0 million for capital, including the following major projects: the next phase of our global information system, expansion of our Japanese customer support center, and GOLDLink system enhancements.

Cash dividends paid to stockholders during 2000 were $10.8 million, compared to $10.7 million for 1999. The Company paid a quarterly common stock dividend of $0.12 per share.

The Company manages its foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

In July 2000, the Company entered into a three-year, $25.0 million Revolving Credit Agreement ("the Agreement"). Loans under the Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company's option; 1) the applicable LIBOR rate, or 2) the lender's base rate, plus a varying margin. The Company is also required to meet certain covenants, none of which are considered restrictive to operations. The Company had no borrowings outstanding under the Agreement and was in compliance with all covenants during 2000.

The Company believes that existing cash, cash equivalents, investment balances, anticipated cash flow from operations, and borrowings under the revolving credit agreement will be adequate to fund operations and its capital expenditure program for the foreseeable future.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Hedging Activities," which is effective January 1, 2001, for the Company. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS 133 in 2001, in accordance with SFAS 138, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 will not have a material impact on the Company's consolidated financial statements in the foreseeable future.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which was effective for the Company beginning with the fourth quarter of 2000. SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of these provisions did not materially impact the Company's consolidated results of operations.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels, profitability, business and industry outlook, and sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many such factors are beyond the Company's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise. Important factors that may cause the Company's actual results to differ materially from such forward-looking statements include, but are not limited to, the factors discussed below.

The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which generally have had a severe effect on the semiconductor industry's demand for capital equipment and have adversely affected the Company's results of operations. There can be no assurance that developments in the semiconductor industry or the semiconductor equipment industry will occur at the rate or in the manner expected by the Company. In addition to the cyclical nature, risks, and uncertainties of the semiconductor industry, the Company faces the following risks and uncertainties among others: the need to continuously develop, manufacture, and gain customers' acceptance of new products and product enhancements; dependence on a limited number of customers and concentration of sales to one or a few customers; the Company's ability to attract and retain certain key personnel; the ability of the Company to protect its technology assets by obtaining and enforcing patents; and dependence on sole and limited source suppliers for certain components and subassemblies included in the Company's products and systems. As a result of the foregoing and other factors, the Company may experience material fluctuations in its future operating results on a quarterly or annual basis, which could materially affect its business, financial position, results of operations, and stock price.

Foreign Currency Exchange Rate Risk

A portion of the Company's business is conducted outside the United States through its foreign subsidiaries. The foreign subsidiaries maintain their accounting records in their local currencies. Consequently, period-to-period comparability of results of operations is affected by fluctuations in exchange rates. To reduce the risks associated with foreign currency rate fluctuations, the Company has entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposure. These gains and losses were immaterial for the years presented and were included in cost of sales. The Company plans to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of the Company's outstanding foreign currency contracts at December 31, 2000, was $12,022,000. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at December 31, 2000, would be $1,295,000. The potential loss was estimated calculating the fair value of the forward exchange contracts at December 31, 2000, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

Credit Risk

The Company is exposed to concentration of credit risk in cash and cash equivalents, investments, trade receivables, and short-term foreign exchange forward contracts. Cash and cash equivalents are placed with the Company's primary bank, a major financial institution, with a high quality credit rating. The Company's investments consist of money market funds, municipal government agencies and tax-free bonds or investment-grade securities. The short-term foreign currency exchange contracts are entered into with its primary bank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           AND SCHEDULES COVERED BY
                     THE REPORT OF INDEPENDENT ACCOUNTANTS

                                                                     Page(s)

Report of Independent Accountants                                         24

Consolidated Financial Statements of Helix Technology Corporation

  Consolidated Balance Sheets as of December 31, 2000 and 1999            25

  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999, and 1998                                     26

  Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 2000, 1999, and 1998                 27

  Consolidated Statements of Cash Flows for the Years
    Ended December 31, 2000, 1999, and 1998                               28

Notes to Consolidated Financial Statements                             29-41

Financial Statement Schedule for the Years Ended December 31, 2000, 1999, and
1998

  II.  Valuation and Qualifying Accounts                                  42

Schedules other than those listed above have been omitted, since they are either inapplicable or not required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants or file a Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the three-year period ended December 31, 2000.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the current Executive Officers of the Company who are not Directors of the Company.

Mr. Robert E. Anastasi is 54 and Executive Vice President of the Company. He served as Senior Vice President of the Company from July 1997 until February 2001 and prior to that as Vice President since June 1991.

Mr. Michael El-Hillow is 49 and has served the Company as Senior Vice President and Chief Financial Officer since July 1997 and prior to that as Vice President and Chief Financial Officer since April 1997. He was Vice President and Chief Financial Officer of A.T. Cross Company from January 1991 until April 1997.

Mr. Christopher Moody is 45 and has served the Company as Senior Vice President since August 1997. He was Vice President of Japan Sales at KLA-Tencor Corporation from April 1996 until August 1997 and Director of Sales for KLA Instruments Wafer Inspection Division from January 1995 until April 1996. He served as National Sales Manager at Eaton Corporation, Semiconductor Equipment Division, from September 1993 until January 1995.

Additional information required by this item is incorporated herein by reference to the registrant's proxy statement for its 2001 Annual Meeting of Stockholders that will be filed with the SEC in March 2001, pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 2001 Annual Meeting of Stockholders that will be filed with the SEC in March 2001, pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the registrant's proxy statement for its 2001 Annual Meeting of Stockholders that will be filed with the SEC in March 2001, pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related-party transactions.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                            Page Number(s) or
                                                             Incorporation by
Description                                                      Reference to

(a)  Financial Statements, Schedules, and Exhibits:

     (1), (2)  The Consolidated Financial Statements      17
               and required schedules are indexed
               under Item 8.

     (3)  Exhibits required by Item 601 of SEC
          Regulation S-K. (Exhibit numbers refer to exhibit number on Table I.)

          2.1  Agreement and Plan of Merger dated as      Exhibit 2.1 to the
               of April 16, 1998, among Helix             Company's Form 8-K
               Technology Corporation, Helix              filed May 15, 1998.
               Acquisition Corporation, Granville-
               Phillips Company, and certain
               principal stockholders of Granville-
               Phillips Company.

          2.2  Escrow Agreement dated May 7, 1998.        Exhibit 2.3 to the
                                                          Company's Form 8-K
                                                          filed May 15, 1998.

          3.   Restated Certificate of                    Exhibit 3 to the
               Incorporation, as amended on May 7,        Company's Form 10-Q
               1987, and May 18, 1988.                    for the Quarter
                                                          Ended September 30,
                                                          1988.

               By-laws, as amended on December 10,        Exhibit (3)-3 to
               1986 and December 9, 1987.                 the Company's Form
                                                          10-K for the Year
                                                          Ended December 31,
                                                          1987.

          4A.  Description of Common Stock                Exhibit 3 to the
                                                          Company's Form
                                                          10-Q for the
                                                          Quarter Ended
                                                          September 30,
                                                          1988.

          4B.  Description of Preferred Stock             Exhibit 3 to the
                                                          Company's Form
                                                          10-Q for the
                                                          Quarter Ended
                                                          September 30,
                                                          1988.

10.  Material Contracts:

     (1)  Basic agreement between the Company and         Exhibit 10.13 to
          Ulvac Corporation dated August 17, 1981.        a Registration
                                                          Statement on Form
                                                          S-2, Registration
                                                          No. 2-84880.

     (2)  Lease agreement dated July 24, 1984,            Exhibit 10.2 to the
          as amended July 26, 1999, between               Company's Form 10-K
          Long Gate LLC as Lessor and the Company         for the Year Ended
          as Lessee.                                      December 31, 1999.

     (3)  Lease agreement dated May 23, 1991, between     Exhibit 10-(14) to
          Mansfield Corporate Center Limited              the Company's
          Partnership as Lessor and the Company           Form 10-K
          As Lessee.                                      for the Year Ended
                                                          December 31, 1991.

     (4)  Lease agreement dated May 21, 1996, between     Exhibit 10-(4) to
          LakeCenter Plaza, Ltd., LLP as Lessor and       the Company's Form
          the Company as Lessee.                          10K for the Year
                                                          Ended December 31,
                                                          1998.

     (5)  Lease agreement dated August 7, 1998,           Exhibit 10-(5) to
          between Mitsubishi Jisho Co., Ltd. as           the Company's Form
          Lessor and the Company as Lessee.               10-K for the Year
                                                          Ended December 31,
                                                          1998.

     (6)  Lease agreement dated May 14, 1999, between     Exhibit 10.6 to the
          MUM IV, LLC as Lessor and the Company           Company's Form 10-K
          as Lessee.                                      for the Year Ended
                                                          December 31, 1999.

     (7)  Revolving Credit Agreement, dated July 18,      Exhibit 4.1 to the
          2000, by and between Helix Technology           Company's Form 10-Q
          Corporation and Fleet National Bank.            for the Quarter
                                                          Ended September 29,
                                                          2000.

     Management Compensation Plans, Contracts and Arrangements:

     (8)  The Company's informal incentive bonus plan.    Exhibit 10.9 to a
                                                          Registration
                                                          Statement on Form
                                                          S-2, Registration
                                                          No. 2-84880.

     (9)  The Company's Supplemental Key Executive        Exhibit 14-(14) to
          Retirement Plan effective February 13, 1992.    the Company's Form
                                                          10-K for the Year
                                                          Ended December 31,
                                                          1992.

     (10) The Company's 1996 Equity Incentive Plan.       Exhibit A to the
                                                          Company's Proxy
                                                          Statement for its
                                                          1996 Annual Meeting
                                                          of Stockholders held
                                                          on April 24, 1996.

     (11) The Company's 1996 Stock Option Plan for        Exhibit B to the
          Non-Employee Directors.                         Company's Proxy
                                                          Statement for its
                                                          1996 Annual Meeting
                                                          of Stockholders
                                                          held on April 24,
                                                          1996.

     (12) Employment Agreement dated July 18, 1997,       Exhibit 10-(13) to
          between the Company and Robert E. Anastasi.     the Company's Form
                                                          10-K for the Year
                                                          Ended December 31,
                                                          1997.

     (13) Employment Agreement dated July 18, 1997,       Exhibit 10-(14) to
          between the Company and Michael El-Hillow.      the Company's Form
                                                          10-K for the Year
                                                          Ended December 31,
                                                          1997.

     (14) Employment Agreement dated August 18, 1997, Exhibit 10-(15) to between the Company and Christopher Moody. the Company's Form
                                                          10-K for the Year
                                                          Ended December 31,
                                                          1997.

     (15) Employment Agreement dated February 11,         Exhibit 10-(1) to
          1999, between the Company and Robert J.         the Company's Form
          Lepofsky.                                       10-Q for the
                                                          Quarter Ended
                                                          April 2, 1999.

     (16) The Company's Supplemental Benefit Plan,        Exhibit 10.15 to
          effective April 1, 1999.                        the Company's Form
                                                          10-K for the Year
                                                          Ended December 31,
                                                          1999.

     21.   Subsidiaries of the Registrant (filed herewith).

     23.   Consent of Independent Accountants (filed herewith).

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibits required by Item 601 of Regulation S-K are indexed under (a)(3) above.

(d) Separate financial statements of: (1) subsidiaries not consolidated and fifty-percent-or-less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) other Schedules are not filed because they are either not applicable or the items do not exceed the various disclosure levels.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2001.


                                        HELIX TECHNOLOGY CORPORATION
                                                 (Registrant)



                                     /s/Robert J. Lepofsky
                                        -------------------------------------
                                        Robert J. Lepofsky
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 13th day of March, 2001, in the capacities indicated.

               Signatures                                   Titles

(i)   Principal Executive Officer




      /s/Robert J. Lepofsky
         ---------------------------
         Robert J. Lepofsky             President and Chief Executive Officer


	(ii)  Principal Financial Officer




      /s/Michael El-Hillow
         -------------------------------
         Michael El-Hillow              Senior Vice President and
                                        Chief Financial Officer


	(iii) Principal Accounting Officer




      /s/Teodor Klowan, Jr.
         ----------------------------
         Teodor Klowan, Jr.             Corporate Controller

(iv)  A Majority of the Board of Directors

     /s/Arthur R. Buckland                     Director
        -----------------------------
        Arthur R. Buckland



     /s/Matthew O. Diggs, Jr.                  Director
        -----------------------------
        Matthew O. Diggs, Jr.



     /s/Frank Gabron                           Director
        -----------------------------
        Frank Gabron



     /s/Robert H. Hayes                        Director
        -----------------------------
        Robert H. Hayes



     /s/Robert J. Lepofsky                     Director
        -----------------------------
        Robert J. Lepofsky



     /s/Marvin G. Schorr                       Director and Chairman
        -----------------------------          of the Board
        Marvin G. Schorr



     /s/Mark S. Wrighton                       Director
        -----------------------------
        Mark S. Wrighton

                      REPORT OF INDEPENDENT ACCOUNTANTS




To The Board of Directors and Stockholders of Helix Technology Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Helix Technology Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PricewaterhouseCoopers LLP
   --------------------------
   PricewaterhouseCoopers LLP
   Boston, Massachusetts
   January 24, 2001

                                  HELIX TECHNOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
(in thousands except share data)                     Notes       2000        1999
-----------------------------------------------------------------------------------
ASSETS
Current:
 Cash and cash equivalents                              A      $ 15,435    $11,408
 Investments                                            A        16,654     15,912
 Receivables - net of allowances of $197
  in 2000 and $185 in 1999                                       40,243     19,479
 Inventories                                            A        30,204     18,442
 Deferred income taxes                                  A&C       6,444      7,040
 Other current assets                                             2,208      1,626
                                                               --------------------
Total Current Assets                                            111,188     73,907
                                                               --------------------

Property, plant, and equipment at cost                  A        49,940     38,724
Less:  accumulated depreciation                                 (31,115)   (28,093)
                                                               --------------------
Net property, plant, and equipment                               18,825     10,631
Other assets                                            A&E      11,955      9,117
                                                               --------------------
TOTAL ASSETS                                                   $141,968    $93,655
                                                               ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
 Accounts payable                                              $ 17,993    $ 8,490
 Payroll and compensation                                         3,060      4,768
 Retirement costs                                       G         5,586      4,561
 Income taxes                                           A&C       6,015      3,238
 Other accrued liabilities                                          747        975
                                                               --------------------
Total Current Liabilities                                        33,401     22,032
                                                               --------------------

Commitments and contingencies                           B

Stockholders' Equity:
Preferred stock, $1 par value; authorized
 2,000,000 shares; issued and outstanding: none                       -          -
Common stock, $1 par value; authorized 60,000,000
 shares; issued and outstanding:  22,537,204 in 2000
 and 22,375,631 in 1999                                 D        22,537     22,376
Capital in excess of par value                                   12,263      9,314
Treasury stock, $1 par value, 3,840 shares in
 2000 and 11,602 shares in 1999                                    (232)      (198)
Retained earnings                                                74,123     39,063
Accumulated other comprehensive (loss) income                      (124)     1,068
                                                               --------------------
Total Stockholders' Equity                                      108,567     71,623
                                                               --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $141,968    $93,655
                                                               ====================

The accompanying notes are an integral part of these consolidated financial statements.

                          HELIX TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the years ended December 31,
(in thousands except per share data)     Notes      2000      1999      1998
--------------------------------------------------------------------------------

Net sales                                         $253,085  $139,389   $ 95,345
                                                  ------------------------------

Costs and expenses:
Cost of sales                                      131,950    77,487     57,373
Research and development                    A       16,131     9,916     10,106
Selling, general and administrative         D       42,421    31,976     26,581
Merger, restructuring and special
 charges                                    H            -         -      6,046
                                                  ------------------------------
                                                   190,502   119,379    100,106
                                                  ------------------------------
Operating income (loss)                             62,583    20,010     (4,761)

Joint venture income                        E        4,132     1,415        957
Interest and other income                            1,241       856      1,234
Gain on sale of building                    I            -     1,397          -
                                                  ------------------------------
Income (loss) before taxes                          67,956    23,678     (2,570)
Income tax provision (benefit)              A&C     22,086     7,814       (650)
                                                  ------------------------------
Net income (loss)                                 $ 45,870  $ 15,864   $ (1,920)
                                                  ==============================
Net income (loss) per share:
  Basic                                     A&D   $   2.04  $   0.71   $  (0.09)
  Diluted                                   A&D   $   2.02  $   0.70   $  (0.09)
                                                  ==============================
Number of shares used in per
 share calculations:
  Basic                                     A&D     22,498    22,336     22,262
  Diluted                                   A&D     22,762    22,623     22,262
                                                  ==============================


Pro Forma Results (unaudited)
Loss before taxes                                                      $ (2,570)
Income tax benefit                                                         (824)
                                                                       ---------
Pro forma net loss                                                     $ (1,746)
                                                                       =========
Pro forma net loss per share:
  Basic                                                                $  (0.08)
  Diluted                                                              $  (0.08)
                                                                       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                        HELIX TECHNOLOGY CORPORATION
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock                                      Accumulated
                                                     Capital                                        Other            Statements of
                                              Par   in Excess  Deferred    Treasury  Retained   Comprehensive        Comprehensive
(in thousands)                               Value    of Par  Compensation  Stock    Earnings   Income (Loss)  Total     Income
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   $22,213  $ 3,684    $(953)      $     -   $ 54,680     $    71  $ 79,695
                                             -------------------------------------------------------------------------
Comprehensive loss, net of tax:
 Net loss                                          -        -        -             -     (1,920)          -    (1,920)  $(1,920)
 Other comprehensive loss:
  Foreign currency translation adjustments         -        -        -             -          -        (440)     (440)     (440)
  Unrealized gain on available-for-sale
   investment                                      -        -        -             -          -          10        10         10
                                                                                                     -------            --------
 Other comprehensive loss                          -        -        -             -          -        (430)               (430)
                                                                                                                        --------
Comprehensive loss                                                                                                      $(2,350)
                                                                                                                        ========
Shares issued for stock options                  106    1,785        -             -          -           -     1,891
Income tax effect from exercise of stock
 options                                           -     (224)       -             -          -           -      (224)
Restricted stock and acquisition adjustment
 (Note H)                                          -    2,691      953             -     (2,783)          -       861
Shares tendered for exercise of stock
 options                                           -        -        -          (438)         -           -      (438)
Cash dividends                                     -        -        -             -    (16,067)          -   (16,067)
                                             -------------------------------------------------------------------------
Balance, December 31, 1998                    22,319    7,936        -          (438)    33,910        (359)   63,368
                                             -------------------------------------------------------------------------
Comprehensive income, net of tax:
 Net income                                        -        -        -             -     15,864           -    15,864   $15,864
 Other comprehensive income:
  Foreign currency translation adjustments         -        -        -             -          -       1,467     1,467     1,467
  Unrealized loss on available-for-sale
   investment                                      -        -        -             -          -         (40)      (40)      (40)
                                                                                                    --------            --------
 Other comprehensive income                        -        -        -             -          -       1,427               1,427
                                                                                                                        --------
Comprehensive income                                                                                                    $17,291
                                                                                                                        ========
Shares issued for stock options                   57      746        -             -          -           -       803
Shares issued for employee savings plan            -      302        -           318          -           -       620
Income tax effect from exercise of stock
 options                                           -      330        -             -          -           -       330
Shares tendered for exercise of stock
 options                                           -        -        -           (78)         -           -       (78)
Cash dividends                                     -        -        -             -    (10,711)          -   (10,711)
                                             -------------------------------------------------------------------------
Balance, December 31, 1999                    22,376    9,314        -          (198)    39,063       1,068    71,623
                                             -------------------------------------------------------------------------
Comprehensive income, net of tax:
 Net income                                        -        -        -             -     45,870           -    45,870   $45,870
 Other comprehensive loss:
  Foreign currency translation adjustments         -        -        -             -          -      (1,233)   (1,233)   (1,233)
  Unrealized gain on available-for-sale
   investment                                      -        -        -             -          -          41        41        41
                                                                                                    --------            --------
 Other comprehensive loss                          -        -        -             -          -      (1,192)             (1,192)
                                                                                                                        --------
Comprehensive income                                                                                                    $44,678
                                                                                                                        ========
Shares issued for stock options                  235    4,083        -             -          -           -     4,318
Shares issued for employee savings plan            -       42        -           711          -           -       753
Retirement of treasury stock                     (74)  (4,361)       -         4,435          -           -         -
Income tax effect from exercise of stock
 options                                           -    3,185        -             -          -           -     3,185
Shares tendered for exercise of stock
 options                                           -        -        -        (5,180)         -           -    (5,180)
Cash dividends                                     -        -        -             -    (10,810)          -   (10,810)
                                             --------------------------------------------------------------------------
Balance, December 31, 2000                   $22,537  $12,263    $   -       $  (232)  $ 74,123     $  (124) $108,567
                                             ==========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                                        HELIX TECHNOLOGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
(in thousands)                                                         2000         1999          1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                  $45,870       $15,864     $ (1,920)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                     4,233         4,045        3,999
     Deferred income taxes                                               596        (1,883)        (923)
     Gain on sale of property                                              -        (1,397)           -
     Restructuring charge                                                  -             -          667
     Undistributed earnings of joint venture, other                   (4,085)         (533)        (769)
     Amortization of deferred compensation                                 -             -          861
     Performance-based stock compensation                                  -         1,581          959
     Shares issued for employee savings plan                             753           620            -
     Income tax effect from exercise of stock options                  3,185           330         (224)
     Net change in other operating assets and liabilities<F1>        (18,672)       (6,197)       4,759
                                                                    -------------------------------------
  Net cash provided by operating activities                           31,880        12,430        7,409
                                                                    ------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property                                           -         2,500            -
  Capital expenditures                                               (12,427)       (4,561)      (2,557)
  Purchase of investments                                            (42,512)      (23,910)     (53,047)
  Sale of investments                                                 41,826        26,092       38,585
                                                                    ------------------------------------
  Net cash (used) provided by investing activities                   (13,113)          121      (17,019)
                                                                    ------------------------------------
Cash flows from financing activities:
  Shares tendered for exercise of stock options                       (5,180)          (78)        (438)
  Net cash provided by employee stock plans                            1,250           803          241
  Cash dividends paid                                                (10,810)      (10,711)     (16,067)
                                                                    ------------------------------------
  Net cash used by financing activities                              (14,740)       (9,986)     (16,264)
                                                                    ------------------------------------
Increase (decrease) in cash and cash equivalents                       4,027         2,565      (25,874)
Cash and cash equivalents, January 1                                  11,408         8,843       34,717
                                                                    ------------------------------------
Cash and cash equivalents, December 31                              $ 15,435      $ 11,408     $  8,843
                                                                    ====================================

(1)  Change in other operating assets and liabilities:
      (Increase) decrease in accounts receivable                    $(20,764)     $ (9,696)    $  8,402
      (Increase) decrease in inventories                             (11,762)       (3,631)         560
      (Increase) decrease in other current assets                       (582)         (520)          12
      Increase (decrease) in accounts payable                          9,503         4,738       (1,284)
      Increase (decrease) in other accrued expenses                    4,933         2,912       (2,931)
                                                                    ------------------------------------
     Net change in other operating assets and liabilities           $(18,672)     $ (6,197)    $  4,759
                                                                    ====================================

Income taxes paid                                                   $ 15,294      $  6,619     $  3,528
                                                                    ====================================

Supplemental disclosure of non-cash activity in 2000, 1999, and 1998 of $3,068,000, $0, and $1,650,000,
respectively, was reclassed from other accrued expenses to equity in connection with issuance of stock options.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions. The investment in and operating results of the Company's 50%- owned joint venture are included on the basis of the equity method of accounting.

Business Combination

In May 1998, the Company acquired Granville-Phillips Company ("GPC"). The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 "Business Combinations." The consolidated financial statements for 1998 have been restated to include the financial position, results of operations, stockholders' equity, and cash flows of GPC. Unaudited pro forma net loss per share for 1998 reflects the unaudited pro forma income tax benefit of GPC as if GPC was combined and subject to the effective federal and state statutory rates of approximately 38% for this period.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, money market accounts, and other highly liquid investments with original maturities of three months or less.

                            HELIX TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Investments

The Company's investments are classified as available-for-sale securities, and the difference in the cost and fair value of these investments is included in comprehensive income. The Company's investments consist of the following:

                                                     December 31,
                                  -------------------------------------------
                                        2000                      1999
                                  -------------------     -------------------
(in thousands)                     Cost    Fair Value      Cost    Fair Value
-----------------------------------------------------------------------------

Money market funds                $ 2,397   $ 2,397       $ 1,855   $ 1,855
Municipal bonds, government
  agencies, and tax-free bonds     14,201    14,257        14,114    14,057
                                  -------------------------------------------
                                  $16,598   $16,654       $15,969   $15,912
                                  ===========================================

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. The Company invests in investment-grade securities. The Company's customers are concentrated in one industry segment, the semiconductor manufacturing industry, and, historically, a significant portion of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition and may require deposits on large orders but does not require collateral or other security to support customer receivables.

In July 2000 the Company entered into a three-year, $25.0 million Revolving Credit Agreement ("the Agreement"). Loans under the Agreement bear interest for each calendar quarter at an annual rate equal to, at the Company's option; 1) the applicable LIBOR rate, or 2) the lender's base rate, plus a varying margin. The Company is also required to meet certain covenants, none of which are considered restrictive to operations. The Company had no borrowings outstanding under the Agreement and was in compliance with all covenants during 2000.

Credit Risk

The Company is exposed to concentration of credit risk in cash and cash equivalents, investments, trade receivables, and short-term foreign exchange forward contracts. Cash and cash equivalents are placed with the Company's primary bank, a major financial institution, with a high quality credit rating. The Company's investments consist of money market funds, municipal government agencies and tax-free bonds or investment-grade securities. The short-term foreign currency exchange contracts are entered into with its primary bank.

Inventories
                                                             December 31,
(in thousands)                                           2000          1999
-----------------------------------------------------------------------------
Finished goods                                         $ 9,522       $ 5,157
Work in process                                         15,336         8,716
Materials and parts                                      5,346         4,569
                                                       ----------------------
                                                       $30,204       $18,442
                                                       ======================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                            HELIX TECHNOLOGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


Property, Plant, and Equipment
                                                             December 31,
(in thousands)                                           2000          1999
-----------------------------------------------------------------------------
Leasehold improvements                                  $ 7,957      $ 3,962
Machinery and equipment                                  41,983       34,762
                                                        ---------------------
                                                        $49,940      $38,724
                                                        =====================

Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Estimated useful lives of machinery and equipment range from 3 to 15 years.

Maintenance and repairs are charged to expense as incurred and betterments are capitalized. The cost of assets sold or retired and related depreciation are removed from the accounts at the time of sale and any resulting gain or loss is reflected in income.

Revenue Recognition

The Company recognizes revenue from product sales upon shipments if title and risk of loss have been transferred to the customer, the price is fixed or determinable, and the collection of the receivable is reasonably assured. Service revenue is recognized when contractual obligations have been satisfied, the performance of services has been completed, and the collection of the associated receivable is reasonably assured.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the year. Diluted net income
(loss) per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

                           HELIX TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                             For the years ended December 31,
(in thousands except per share data)      2000           1999          1998
-----------------------------------------------------------------------------
Net income (loss)                        $45,870       $15,864       $(1,920)
                                         ====================================
Basic shares                              22,498        22,336        22,262
Add:  Common equivalent shares<F1>           264           287             -
                                         ------------------------------------
Diluted shares                            22,762        22,623        22,262
Basic net income (loss) per share        $  2.04       $  0.71      $  (0.09)
                                         ====================================
Diluted net income (loss) per share      $  2.02       $  0.70      $  (0.09)
                                         ====================================

[FN]
<F1> Common equivalent shares represent shares issuable upon conversion of stock options (using the treasury stock method). As of December 31, 2000, 80,000 options outstanding were not included in the computation, because the option price was greater than the average market price of the common shares. As of December 31, 1999, the Company had no stock options that were anti-dilutive. Options outstanding not included in the computation of diluted shares were 491,000 in 1998 because the Company was in a net loss position and the inclusion of such shares would be anti-dilutive.

B.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under long-term operating leases.

Future minimum lease payments under the noncancelable operating leases are:

(in thousands)            Operating Leases
-----------------------------------------------------------------
2001                                                      $ 4,835
2002                                                        4,612
2003                                                        3,701
2004                                                        3,185
2005                                                        2,729
Later years                                                 6,708
                                                          -------
Total                                                     $25,770
                                                          =======

Total rental expense under operating leases was $5,334,000 in 2000, $4,130,000 in 1999, and $3,526,000 in 1998.

The Company enters into short-term foreign currency forward contracts with its primary bank to minimize the effect of foreign currency exchange rate fluctuations on certain intercompany transactions with its wholly owned European, Taiwanese, and Japanese subsidiaries. The net realized and unrealized gains and losses on these transactions are not material and are recorded in the statements of operations. The notional amounts of the Company's outstanding foreign currency forward contracts at December 31, 2000 and 1999, were $12,022,000 and $4,027,000, respectively.

The Company is a defendant in an action brought in 1998 in the Massachusetts Superior Court by Raytheon Company which alleges that between 1992 and 1994 the Company sold Raytheon defective components used in missile guidance systems manufactured by Raytheon. The Company has not been in the business of selling these components since 1994.

                          HELIX TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

B.  COMMITMENTS AND CONTINGENCIES - (Continued)


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


C.  INCOME TAXES

The components of income (loss) before income taxes and the related provision for (benefit from) income taxes are presented below:

                                             For the years ended December 31,
(in thousands)                                 2000        1999        1998
-----------------------------------------------------------------------------
Income (loss) before income taxes:
    Domestic                                  $66,906    $22,500     $(2,572)
    Foreign                                     1,050      1,178           2
                                              -------------------------------
                                              $67,956    $23,678     $(2,570)
                                              ===============================
Provision for (benefit from) income taxes:
  Current:
    Federal                                   $18,271    $ 8,114     $   176
    Foreign                                       748        558          18
    State                                       2,471      1,025          79
                                              -------------------------------
                                               21,490      9,697         273
  Deferred:
    Federal                                       400     (1,675)       (611)
    State                                         196       (208)       (312)
                                              -------------------------------
                                                  596     (1,883)       (923)
                                              -------------------------------
Total                                         $22,086    $ 7,814     $  (650)
                                              ===============================

The Company's deferred tax assets and (liabilities) are comprised of the following:

                                                         December 31,
(in thousands)                                     2000                1999
-----------------------------------------------------------------------------
Deferred tax assets:
Inventory valuation                              $2,810               $1,821
Compensation and benefit plans                    2,802                3,643
Leases                                              163                  190
Depreciation                                        484                  671
Net operating loss and tax credit carryforwards     104                  457
Other                                               144                  335
                                                 ----------------------------
  Total deferred tax assets                       6,507                7,117
Deferred tax liabilities                            (63)                 (77)
                                                 ----------------------------
  Net deferred tax assets                        $6,444               $7,040
                                                 ============================

                      HELIX TECHNOLOGY CORPORATION

C.  INCOME TAXES - (Continued)


Deferred income taxes on undistributed earnings of the foreign subsidiaries are not material. The Company believes that its deferred tax assets are more likely than not realizable; therefore, no valuation allowance is required.

The table below reconciles the expected U.S. federal income tax provision (benefit) to the recorded income tax provision (benefit) in the statements of operations:

                                                         December 31,
(in thousands)                                      2000     1999      1998
----------------------------------------------------------------------------
Federal tax computed at statutory rate of 35% $23,785 $8,287 $(899) State income taxes, net of federal income tax
  benefit                                           1,733      531     (151)
Nontaxable S-Corporation loss                           -        -      165
Foreign sales corporation tax benefit              (1,508)    (548)       -
Earnings not subject to U.S. income taxes          (1,127)    (308)    (191)
R&D and foreign tax credits                        (1,150)    (508)    (357)
Nondeductible acquisition costs                         -        -      620
Other, net                                            353      360      163
                                                  --------------------------
Income tax provision (benefit)                    $22,086   $7,814    $(650)
                                                  ==========================

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


D.  CAPITAL STOCK

Options for the purchase of shares of the Company's common stock have been granted to officers, directors, and key employees under various nonqualified stock option agreements. The terms of these agreements provide that the options are exercisable over a number of years from the date of grant at not less than the fair market value at the date of grant.

Options expire at various dates through the year 2010. At December 31, 2000 and 1999, respectively, 916,250 and 1,151,274 shares of common stock were reserved for stock options. At December 31, 2000 and 1999, respectively, 161,000 and 115,274 nonqualified stock options were exercisable. In 1989 the Company entered into an agreement with its president under which options to purchase up to 800,000 shares of the Company's common stock were granted at a price of $1.69 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. At December 31, 1999, options for the purchase of 640,000 shares had become exercisable. The remaining 160,000 shares became exercisable on March 1, 2000, and were exercised. In connection with this agreement, compensation expense of $0, $1,581,000, and $959,000 was charged in 2000, 1999, and 1998, respectively.

                             HELIX TECHNOLOGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


D.  CAPITAL STOCK - (Continued)

In the first quarter of 1999, the Company entered into a new employment agreement with its president under which nonqualified options to purchase up to 200,000 shares of the Company's common stock were granted at the fair market value of $20.81 per share, vesting over an eight-year period.

The following table summarizes option activity for the years ended 1998, 1999, and 2000:

                                      Number of          Weighted Average
Options Outstanding                 Common Shares         Exercise Price
-------------------------------------------------------------------------
January 1, 1998                       496,774                $ 8.95

Options granted                       180,000                $22.33
Options exercised                    (106,000)               $ 2.27
                                     ---------
December 31, 1998                     570,774                $14.41

Options granted                       331,500                $21.68
Options exercised                     (56,500)               $14.21
Options canceled                      (73,500)               $20.65
                                     ---------
December 31, 1999                     772,274                $16.95

Options granted                        40,000                $55.95
Options exercised                    (235,024)               $ 7.54
Options canceled                      (32,375)               $24.60
                                     ---------
December 31, 2000                     544,875                $23.42
                                     =========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                 Options Outstanding                     Options Exercisable
                   -----------------------------------------------   ----------------------------
     Range of                     Weighted Average    Weighted                        Weighted
     Exercise         Number         Remaining         Average        Number          Average
      Prices       Outstanding    Contractual Life  Exercise Price   Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------
$ 2.86  -  $18.44    117,250         4.03 years         $16.21          90,500         $16.34
$20.81  -  $20.81    242,625         6.85 years         $20.81          13,250         $20.81
$23.11  -  $27.28    150,000         7.05 years         $24.19          56,000         $24.18
$40.69  -  $65.97     35,000         9.13 years         $62.36           1,250         $40.69
-------------------------------------------------------------------------------------------------
$ 2.86  -  $65.97    544,875         6.44 years         $23.42         161,000         $19.62

                             HELIX TECHNOLOGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


D.  CAPITAL STOCK - (Continued)

The Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" as of December 31, 1996. If the accounting provisions of SFAS 123 had been adopted, the effect on net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                          For the years ended December 31,
(in thousands except per share data)           2000       1999         1998
-----------------------------------------------------------------------------

As Reported

Net income (loss)                             $45,870    $15,864     $(1,920)
Basic net income (loss) per share             $  2.04    $  0.71     $ (0.09)
Diluted net income (loss) per share           $  2.02    $  0.70     $ (0.09)

Pro Forma

Net income (loss)                             $45,023    $15,179     $(2,438)
Basic net income (loss) per share             $  2.00    $  0.68     $ (0.11)
Diluted net income (loss) per share           $  1.98    $  0.67     $ (0.11)

The weighted average fair value of options granted during 2000, 1999, and 1998 was $31.96, $10.63, and $8.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2000       1999         1998
-----------------------------------------------------------------------------
Dividend yield                                  1.2%       1.8%         4.2%
Expected stock price volatility                  60%        50%          50%
Risk-free interest rate                        6.38%      5.18%        5.49%
Expected holding period (years)                 6.2         7.4          6.4

                              HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


E.  OTHER ASSETS

The Company has a 50/50 joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

Condensed results of operations for the joint venture for each of the three fiscal years ended September 30 are as follows:

(in thousands)                                 2000        1999        1998
-----------------------------------------------------------------------------
Net sales                                    $46,199      $24,229     $19,511
                                             ================================
Gross profit                                 $16,511      $ 7,847     $ 5,280
                                             ================================
Net income                                   $ 6,443      $ 1,762     $ 1,092
                                             ================================

Joint venture income, including royalty
  income and equity income                   $ 4,132      $ 1,415     $   957
                                             ================================

Condensed balance sheet information as of September 30 is as follows:

(in thousands)                                             2000        1999
-----------------------------------------------------------------------------
Current assets                                            $41,743     $26,548
Noncurrent assets                                           5,230       4,119
                                                          -------------------
Total assets                                              $46,973     $30,667
                                                          ===================

Current liabilities                                       $23,075     $11,291
Long-term liabilities                                       1,118       1,113
Stockholders' equity                                       22,780      18,263
                                                          -------------------
Total liabilities and stockholders' equity                $46,973     $30,667
                                                          ===================

The Company's net investment in the joint venture of approximately $10,998,000 and $8,549,000 at December 31, 2000 and 1999, respectively, is reported in other assets. The Company's net investment at December 31, 2000 and 1999, reflects a cumulative translation gain of $728,000 and $1,083,000, respectively (net of income tax provision of $392,000 and $583,000, respectively). This currency translation gain, which is included in stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

F.  SEGMENT INFORMATION

Line of Business and Foreign Operations

The Company operates in several operating segments and in one reportable segment: the development, manufacture, sale, and support of cryogenic and vacuum equipment. These operating segments have been combined in accordance with the aggregation criteria of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information."

                        HELIX TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


F.  SEGMENT INFORMATION - (Continued)

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of United States and international operations follows for the years ended December 31:

                                   United
(in thousands)                     States       International    Consolidated
-----------------------------------------------------------------------------
2000
  Net sales                      $217,885          $35,200         $253,085
  Long-lived assets              $ 27,531          $ 3,249         $ 30,780

1999
  Net sales                      $119,154          $20,235         $139,389
  Long-lived assets              $ 17,328          $ 2,420         $ 19,748

1998
  Net sales                      $ 81,747          $13,598         $ 95,345
  Long-lived assets              $ 16,707          $ 1,093         $ 17,800

Export Sales and Significant Customers

The Company's export sales were $16,431,000 in 2000, $10,663,000 in 1999, and $9,231,000 in 1998.

The Company's largest customer represented 40%, 29%, and 20% of net sales for 2000, 1999, and 1998, respectively.


G.  EMPLOYEE BENEFIT PLANS

A noncontributory defined benefit pension plan and a defined contribution plan function together as the Company's retirement program, covering substantially all of the Company's employees who have one year of service.

The following tables set forth the funded status of the defined benefit pension plan and the amount reflected in the Company's consolidated balance sheets, projected benefit obligation, and fair value of assets of the plan.

Reconciliation of Funded Status

                                                         December 31,
(in thousands)                                         2000          1999
---------------------------------------------------------------------------
Funded status                                        $   944       $ 2,336
Unrecognized prior service cost                           26            33
Unrecognized net transition asset                       (106)         (145)
Unrecognized net actuarial gain                       (5,245)       (5,819)
                                                     ----------------------
Accrued pension cost                                 $(4,381)      $(3,595)
                                                     ======================

                            HELIX TECHNOLOGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

G.  EMPLOYEE BENEFIT PLANS  - (Continued)

Reconciliation of Projected Benefit Obligation

(in thousands)                                            2000        1999
-----------------------------------------------------------------------------
Benefit obligation January 1                             $5,879      $ 7,271
  Service cost                                            1,146        1,024
  Interest cost                                             574          515
  Actuarial (gain) loss                                     787       (1,975)
  Benefits paid                                            (400)        (956)
                                                         --------------------
Benefit obligation December 31                           $7,986      $ 5,879
                                                         ====================

Reconciliation of Fair Value of Assets

(in thousands)                                            2000        1999
-----------------------------------------------------------------------------
Fair value of assets January 1                           $8,215      $ 8,673
  Actual return on plan assets                              615          498
  Benefits paid                                            (400)        (956)
  Transfer from Personal Account Plan                       500            -
                                                         --------------------
Fair value of assets December 31                         $8,930      $ 8,215
                                                         ====================


The Company's net pension cost included the following components:

(in thousands)                                 2000       1999        1998
-----------------------------------------------------------------------------
Service cost                                  $1,146     $1,024      $   981
Interest cost                                    574        515          508
Expected return on assets                       (611)      (546)        (563)
Net amortization of:
  Prior service cost                               7          7            8
  Net actuarial gain                            (291)      (125)        (131)
  Transition obligation                          (39)       (39)         (39)
Curtailment gain<F1>                               -          -         (489)
                                              -------------------------------
Net periodic pension cost                     $  786     $  836      $   275
                                              ===============================

[FN]
<F1>The curtailment gain relates to certain participants in the pension plan who were terminated from employment in connection with the Company's restructuring plan (Note H).

                            HELIX TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

G.  EMPLOYEE BENEFIT PLANS - (Continued)

Key assumptions used in computing year-end obligations for the defined benefit plan were:

                                          2000         1999        1998
------------------------------------------------------------------------
Discount rate for obligations             7.5%         8.0%        6.75%
Rate of compensation increase             5.0%         5.5%         5.0%
Long-term rate of return on assets        9.0%         9.0%         9.0%

The Company has Employee Savings Plans, qualified under Section 401(k), which are designed to supplement retirement income. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. The contributions expense, net of forfeitures, was $1,817,000 in 2000, $1,239,000 in 1999, and $826,000 in 1998.

The Company has a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $217,000 in 2000, $186,000 in 1999, and $170,000 in 1998 in
connection with this plan.


H.  MERGER, RESTRUCTURING, AND SPECIAL CHARGES

In the second quarter of 1998, the Company acquired Granville-Phillips Company ("GPC") in a transaction accounted for as a pooling of interests.
GPC operates in the same line of business as the Company; the development, manufacture, sale, and support of vacuum equipment. The Company issued 2,382,925 shares of common stock in exchange for all outstanding common stock of GPC at May 7, 1998. Direct acquisition costs, primarily stock-based compensation expense relating to shares issued to certain GPC employees as part of a restricted stock plan, and professional fees amounted to $3.5 million and were charged against the results of operations. At the time of the acquisition, GPC common shares included in its restricted stock plan were exchanged for the equivalent value of the Company's common shares. GPC was an S-Corporation for tax purposes prior to the acquisition. In accordance with SAB Topic 4B, the amount of undistributed earnings of $2.8 million generated during the periods that GPC was taxed as an S-Corporation was reclassified from retained earnings to capital in excess of par value at the time of the merger and $0.8 million was recorded in capital in excess of par value for stock incentive plans in 1998.

The following information presents certain statement of operations data of the Company and GPC for the period prior to the acquisition.

                                                    (Unaudited)
                                                Three Months Ended
(in thousands)                                    March 31, 1998
------------------------------------------------------------------

Net sales for:
  Helix                                              $25,872
  GPC                                                  5,622
                                                     --------
  Combined                                           $31,494
                                                     ========
Net income (loss) for:
  Helix                                              $ 2,941
  GPC                                                 (1,075)
                                                     --------
  Combined                                           $ 1,866
                                                     ========

                           HELIX TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


H.  MERGER, RESTRUCTURING, AND SPECIAL CHARGES - (Continued)

During the third quarter of 1998, the Company recorded restructuring and other special charges of $2.5 million. The Company restructured its domestic operations to eliminate nonstrategic spending, while redirecting resources to the Company's global customer support structure and other strategic initiatives. The charges primarily included provisions for termination benefits of $1.3 million for approximately 80 personnel, exit costs related to a leased facility of $1.0 million, and $0.2 million for the impairment of certain assets. At December 31, 1999, the restructuring accrual was fully utilized.

The amounts accrued and charged against the provisions described above were as follows:

                                                     1998                       1999
                                                 Cash Payments   Dec. 31,   Cash Payments     Dec. 31,
                                                   and Asset      1998         and Asset       1999
(in thousands)                      Provision     Write-offs     Balance      Write-offs      Balance
-----------------------------------------------------------------------------------------------------
Employee termination benefits        $1,300         $1,000        $300           $300           $ -
Leased facility                       1,000            400         600            600             -
Asset impairment                        200            200           -              -             -
                                     --------------------------------------------------------------
Total                                $2,500         $1,600        $900           $900           $ -
                                     ==============================================================


I.  GAIN ON SALE OF BUILDING

The Company sold its Colorado facility in December 1999, recognizing a $1.4 million gain, and moved to a new leased facility during 2000.


J.  QUARTERLY FINANCIAL RESULTS (Unaudited)

                                       First     Second      Third     Fourth
(in thousands except per share data)  Quarter   Quarter    Quarter    Quarter
-----------------------------------------------------------------------------

2000
Net sales                             $50,050   $58,525    $69,913    $74,597
Gross profit                           24,102    27,667     33,418     35,948
Operating income                       11,039    13,276     18,054     20,214
Net income                              7,958     9,764     13,478     14,670
Basic net income per share            $  0.36   $  0.43    $  0.60    $  0.65
Diluted net income per share          $  0.35   $  0.43    $  0.59    $  0.65

1999
Net sales                             $25,900   $32,533    $39,036    $41,920
Gross profit                           10,789    14,154     17,605     19,354
Operating income                        1,566     4,004      6,510      7,930
Net income                              1,260     2,992      4,785      6,827
Basic net income per share            $  0.06   $  0.13    $  0.21    $  0.31
Diluted net income per share          $  0.06   $  0.13    $  0.21    $  0.30

                                              HELIX TECHNOLOGY CORPORATION
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               For the Years Ended December 31, 2000, 1999, and 1998

                                                     (in thousands)


                                                         Additions
                                                 ------------------------
                                   Balance at    Charged to    Charged to     Deductions      Balance at
                                   Beginning     Costs and       Other           from            End
             Description           of Period      Expenses      Accounts       Reserves       of Period
--------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
  Allowance for doubtful accounts     $185           $100           $ -              $ 88           $197
========================================================================================================



Year ended December 31, 1999
  Allowance for doubtful accounts     $228           $ 63           $ -              $106           $185
========================================================================================================



Year ended December 31, 1998
  Allowance for doubtful accounts     $240           $  5           $ -              $ 17           $228
========================================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                           -------------------------

                                   Exhibits To

                                    FORM 10-K

                    Annual Report Pursuant to Section 13 of
                      the Securities Exchange Act of 1934

                ------------------------------------------------


                       For the Year Ended December 31, 2000




                            HELIX TECHNOLOGY CORPORATION




                (Exact name of registrant as specified in charter)



                           Mansfield Corporate Center
                              Nine Hampshire Street
                            Mansfield, MA  02048-9171


                    (Address of principal executive offices)

                 --------------------------------------------