Form 10-Q
period 2001-03-30
HELIX TECHNOLOGY CORP
filed 2001-05-09
CIK 46709

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                        ----------------------------

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the Quarter Ended March 30, 2001.

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

                         -----------------------------


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of March 30, 2001 was 22,537,204.

                          HELIX TECHNOLOGY CORPORATION

                                   Form 10-Q

                                     INDEX




                                                                    Page

Part I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of March 30, 2001
            and December 31, 2000 ....................................3

          Consolidated Statements of Income for the Three-Month
            Periods Ended March 30, 2001 and March 31, 2000 ..........4

          Consolidated Statements of Cash Flows for the
            Three-Month Periods Ended March 30, 2001 and
            March 31, 2000 ...........................................5

          Notes to Consolidated Financial Statements ...............6-8


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..9-11

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk ................................12


Part II.  OTHER INFORMATION

          Item 1.      Legal Proceedings ............................13

          Item 6 (a).  Reports on Form 8-K ..........................13

          Signature .................................................14



                          HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------
                                                   March 30,   December 31,
                                                     2001          2000
(in thousands except per share data)              (unaudited)   (audited)
---------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                           $ 14,231    $ 15,435
Investments (Note 2)                                  16,861      16,654
Receivables - net of allowances                       29,450      40,243
Inventories  (Note 3)                                 30,812      30,204
Deferred income taxes (Note 4)                         6,444       6,444
Other current assets                                   2,375       2,208
---------------------------------------------------------------------------
Total Current Assets                                 100,173     111,188
---------------------------------------------------------------------------
Property, plant and equipment at cost                 55,939      49,940
 Less:  accumulated depreciation                     (32,010)    (31,115)
---------------------------------------------------------------------------
Net property, plant and equipment                     23,929      18,825
Other assets                                          12,220      11,955
---------------------------------------------------------------------------
TOTAL ASSETS                                        $136,322    $141,968
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                    $ 10,739    $ 17,993
Payroll and compensation                               2,842       3,060
Retirement costs                                       6,006       5,586
Income taxes (Note 4)                                  5,883       6,015
Other accrued liabilities                                777         747
---------------------------------------------------------------------------
Total Current Liabilities                             26,247      33,401
---------------------------------------------------------------------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none           -           -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,537,204 in
  2001 and 2000                                       22,537      22,537
Capital in excess of par value                        12,263      12,263
Treasury stock, $1 par value (3,840 shares in
  2001 and 2000)                                        (232)       (232)
Retained earnings                                     76,399      74,123
Accumulated other comprehensive loss                    (892)       (124)
---------------------------------------------------------------------------
Total Stockholders' Equity                           110,075     108,567
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $136,322    $141,968
===========================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                    (unaudited)
------------------------------------------------------------------------
                                                     Three Months Ended
                                                   March 30,   March 31,
(in thousands except per share data)                 2001        2000
------------------------------------------------------------------------
Net sales                                           $48,641    $50,050
------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                       28,507     25,948
 Research and development                             4,233      3,275
 Selling, general and administrative                  9,905      9,788
------------------------------------------------------------------------
                                                     42,645     39,011
------------------------------------------------------------------------
Operating income                                      5,996     11,039

Joint venture income                                    965        542
Interest and other income                               417        297
------------------------------------------------------------------------
Income before taxes                                   7,378     11,878
Income taxes (Note 4)                                 2,398      3,920
------------------------------------------------------------------------
Net income                                          $ 4,980    $ 7,958
========================================================================

Net income per share (Note 5):
 Basic                                              $  0.22    $  0.36
 Diluted                                            $  0.22    $  0.35
========================================================================

Number of shares used in per share calculations
 (Note 5):
  Basic                                              22,533     22,419
  Diluted                                            22,649     22,899
========================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


--------------------------------------------------------------------------
                                                      Three Months Ended
                                                     March 30,   March 31,
(in thousands)                                         2001        2000
--------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  4,980    $ 7,958
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                          1,174        974
 Other                                                 (1,069)      (351)
 Net change in operating assets and liabilities (A)     2,865     (2,598)
--------------------------------------------------------------------------
Net cash provided by operating activities               7,950      5,983
--------------------------------------------------------------------------

Cash flows from (used by) investing activities:
 Capital expenditures                                  (6,278)    (2,118)
 Purchase of investments                              (10,487)    (4,814)
 Sale of investments                                   10,315      4,663
--------------------------------------------------------------------------
Net cash used by investing activities                  (6,450)    (2,269)
--------------------------------------------------------------------------

Cash flows from (used by) financing activities:
 Shares tendered for exercise of stock options              0     (5,167)
 Net cash provided by employee stock plans                  0      1,178
 Cash dividends paid                                   (2,704)    (2,701)
--------------------------------------------------------------------------
Net cash used by financing activities                  (2,704)    (6,690)
--------------------------------------------------------------------------

Decrease in cash and cash equivalents                  (1,204)    (2,976)
Cash and cash equivalents, at the beginning of
 the period                                            15,435     11,408
--------------------------------------------------------------------------
Cash and cash equivalents, at the end of the
 period                                              $ 14,231    $ 8,432
==========================================================================

(A) Change in operating assets and liabilities:
    Decrease/(increase) in accounts receivable       $ 10,793    $(8,953)
    (Increase) in inventories                            (608)      (408)
    (Increase)/decrease in other current assets          (167)       227
    (Decrease)/increase in accounts payable            (7,254)     3,025
    Increase in other accrued expenses                    101      3,511
--------------------------------------------------------------------------
    Net change in operating assets and liabilities   $  2,865    $(2,598)
==========================================================================

The accompanying notes are an integral part of these financial statements.

                          HELIX TECHNOLOGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the three-month periods ended March 30, 2001, and March 31, 2000, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 30, 2001, and December 31, 2000, and the results of operations and cash flows for the three-month periods ended March 30, 2001, and March 31, 2000.

The results of operations for the three-month period ended March 30, 2001, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 30, 2001, and March 31, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $16,861,000 and $16,654,000 as of March 30, 2001, and December 31, 2000, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

---------------------------------------------------------------------------
(in thousands)                           March 30, 2001   December 31, 2000
---------------------------------------------------------------------------
Finished goods                              $ 9,336            $ 9,522
Work in process                              14,691             15,336
Materials and parts                           6,785              5,346
                                            --------------------------
                                            $30,812            $30,204
                                            ==========================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                          HELIX TECHNOLOGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions were $2,398,000 for the three-month period ended March 30, 2001 and $3,920,000 for the three-month period ended March 31, 2000. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for the three-month periods ended March 30, 2001, and March 31, 2000, was 32.5% and 33%, respectively.

The major components of deferred tax assets are inventory valuation, compensation and benefit plans, and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.


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

The following table sets forth the computation of basic and diluted net income per common share:

---------------------------------------------------------------------------
                                                 Three Months Ended
(in thousands except per share data)        March 30, 2001   March 31, 2000
---------------------------------------------------------------------------

Net income                                       $ 4,980         $ 7,958
                                                 =======================

Basic shares                                      22,533          22,419
Add:  Common equivalent shares <F1>                  116             480
                                                 -----------------------
Diluted shares                                    22,649          22,899
                                                 =======================

Basic net income per share                       $  0.22         $  0.36
                                                 =======================

Diluted net income per share                     $  0.22         $  0.35
                                                 =======================

[FN]
<F1> Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). The Company had 173,500 options outstanding not included in the computation of diluted shares for the first quarter of 2001, because the option price was greater than the average market price of the common shares. The Company had no stock options that were anti-dilutive for the first quarter of 2000.

                          HELIX TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Other Comprehensive Income
-----------------------------------

---------------------------------------------------------------------------
                                                       Three Months Ended
                                                      March 30,   March 31,
(in thousands)                                          2001        200
---------------------------------------------------------------------------

Net income                                             $ 4,980     $7,958
---------------------------------------------------------------------------

Other comprehensive (loss) income before tax:
  Foreign currency translation adjustment               (1,023)       142
  Unrealized gain on available-for-sale investment          35         21
---------------------------------------------------------------------------
Other comprehensive (loss) income, before tax             (988)       163
Income tax related to items of other
  comprehensive (loss) income                              220        (99)
---------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax             (768)        64
---------------------------------------------------------------------------
Comprehensive income                                   $ 4,212     $8,022
===========================================================================

Note 7 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Hedging Activities," which became effective January 1, 2001, for the Company. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 in 2001, in accordance with SFAS 138, which deferred the effective date of SFAS 133. To reduce the risks associated with foreign currency rate fluctuations, the Company has entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposure. These gains and losses were immaterial for the years presented and were included in cost of sales. The Company plans to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations.

                          HELIX TECHNOLOGY CORPORATION

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------


Results of Operations
---------------------

Net sales for the first quarter ended March 30, 2001, (the "2001 Quarter") were $48.6 million compared with net sales for the first quarter ended March 31, 2000, (the "2000 Quarter") of $50.1 million, a decrease of 2.8%.

While net sales in the 2001 Quarter are essentially at the same level as the 2000 Quarter, demand for semiconductor capital equipment, which has been a highly cyclical industry, began to decline late in 2000 after having experienced one of the largest expansions in industry history. As a result of this slowdown, sales in the 2001 Quarter were approximately 35% less than sales in the fourth quarter of 2000.

The gross profit percentage for the 2001 Quarter was 41.4% compared with 48.2% for the 2000 Quarter. The reduction in gross margin was primarily attributable to decreased production volume, start-up of our Japanese and Taiwanese service centers that included redundant transition costs from our former service providers, and increased 300mm product mix that initially will have lower margins than our 200mm products.

On a year over year basis, the impact of a significantly stronger dollar on our international operations also contributed to the reduction of both sales and gross margin.

Research and development expenses were $4.2 million for the 2001 Quarter, or 8.7% of net sales, compared to $3.3 million, or 6.5% of net sales, for the 2000 Quarter. Despite the significant near-term reduction in OEM product demand, we are committed to moving our key product and service initiatives forward. We continue to focus on technologies to support 300mm products, our GOLDLink support services, and improvement to our core products. (GOLDLink is a registered service mark of Helix Technology Corporation.) The Company expects R&D spending to be approximately $4.0 million to $5.0 million per quarter over the next several quarters.

Total selling, general and administrative expenses were $9.9 million in the 2001 Quarter as compared with $9.8 million in the 2000 Quarter. We will continue to spend in these areas commensurate with our near-term business needs and marketplace opportunities.

Operating income was $6.0 million and $11.0 million in the 2001 Quarter and 2000 Quarter, respectively. The primary reasons for the decrease are slightly lower sales, higher unit costs because of product mix, start-up of our Japanese and Taiwanese service centers, and increased spending in research and development principally for our GOLDLink support services.

For the 2001 Quarter, the Company had pretax income of $7.4 million resulting in a tax provision of $2.4 million compared to a pretax income of $11.9 million and a tax provision of $3.9 million for the 2000 Quarter.
The effective tax rate was 32.5% for the 2001 Quarter. The effective tax rate was 33.0% for the 2000 Quarter.

                          HELIX TECHNOLOGY CORPORATION

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations(continued)
         ---------------------


Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2001 Quarter was $8.0 million compared with $6.0 million for the 2000 Quarter, primarily due to the reduction in working capital offset by a decline in net income.

In the 2001 Quarter, the Company spent $6.3 million principally for our new Japanese service center and implementation of our global information system. In the 2000 Quarter, capital expenditures were $2.1 million primarily due to the consolidation of our Colorado operations into a new 60,000 square foot leased facility. For the year, the Company expects to spend approximately $12.0 million to $14.0 million as it continues the implementation of the global information system and GOLDLink system enhancements.

Cash dividends paid to stockholders during both the 2001 Quarter and the 2000 Quarter were $2.7 million or $0.12 per common share.

The Company believes that existing cash, cash equivalents, investment balances, anticipated cash flow from operations, and borrowings under its revolving credit agreement will be adequate to fund operations and its capital expenditure program for at least the next twelve months.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Hedging Activities," which became effective January 1, 2001, for the Company. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 in 2001, in accordance with SFAS 138, which deferred the effective date of SFAS 133. To reduce the risks associated with foreign currency rate fluctuations, the Company has entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposure. These gains and losses were immaterial for the years presented and were included in cost of sales. The Company plans to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations.

                          HELIX TECHNOLOGY CORPORATION

                                      PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations(continued)
         ---------------------


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

                          HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

There have been no significant changes in the Company's market risks since the year ended December 31, 2000. For more information please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                          HELIX TECHNOLOGY CORPORATION

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

Item 6(b).  Reports on Form 8-K
-------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended March 30, 2001.

                          HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             HELIX TECHNOLOGY CORPORATION
                                                      (Registrant)





May 9, 2001                             By:  /s/Michael El-Hillow
-----------                                  -----------------------
Date                                         Michael El-Hillow
                                             Senior Vice President
                                             Chief Financial Officer