Form 10-Q
period 2001-06-29
HELIX TECHNOLOGY CORP
filed 2001-08-02
CIK 46709

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                        ----------------------------

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Quarter Ended June 29, 2001.

                                     OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from        to

                         Commission File Number 0-6866

                          HELIX TECHNOLOGY CORPORATION
                          ----------------------------
              (Exact name of registrant as specified in its charter)


                   Delaware                            04-2423640
           ------------------------       ---------------------------------
           (State of incorporation)       (IRS Employer Identification No.)

         Mansfield Corporate Center
            Nine Hampshire Street
          Mansfield, Massachusetts                      02048-9171
          ------------------------                      ----------
  (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code: (508) 337-5111

                        ----------------------------


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                            Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of June 29, 2001 was 22,557,204.

                        HELIX TECHNOLOGY CORPORATION

                                  Form 10-Q

                                    INDEX


                                                                       Page

Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 29, 2001 and
           December 31, 2000                                              3

         Consolidated Statements of Operations for the Three and
           Six-Month Periods Ended June 29, 2001 and June 30, 2000        4

         Consolidated Statements of Cash Flows for the Six-Month
           Periods Ended June 29, 2001 and June 30, 2000                  5

         Notes to Consolidated Financial Statements                     6-8

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9-11

         Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                   11


Part II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                    12

         Item 4.    Submission of Matters to a Vote of Security Holders  12

         Item 6 (b) Reports on Form 8-K                                  12

         Signatures                                                      13


                        HELIX TECHNOLOGY CORPORATION

                         CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------
                                                    June 29,   December 31,
                                                      2001        2000
(in thousands except per share data)              (unaudited)   (audited)
---------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                           $ 10,386    $ 15,435
Investments (Note 2)                                  17,020      16,654
Receivables - net of allowances                       19,064      40,243
Inventories  (Note 3)                                 28,958      30,204
Deferred income taxes (Note 4)                         6,444       6,444
Other current assets                                   2,108       2,208
---------------------------------------------------------------------------
Total Current Assets                                  83,980     111,188
---------------------------------------------------------------------------
Property, plant and equipment at cost                 58,917      49,940
 Less:  accumulated depreciation                     (33,040)    (31,115)
---------------------------------------------------------------------------
Net property, plant and equipment                     25,877      18,825
Other assets                                          11,893      11,955
---------------------------------------------------------------------------
TOTAL ASSETS                                        $121,750    $141,968
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                    $  5,754    $ 17,993
Payroll and compensation                               1,973       3,060
Retirement costs                                       6,427       5,586
Income taxes (Note 4)                                  3,033       6,015
Other accrued liabilities                                665         747
---------------------------------------------------------------------------
Total Current Liabilities                             17,852      33,401
---------------------------------------------------------------------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none           -           -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,557,204 in
  2001 and 22,537,204 in 2000                         22,557      22,537
Capital in excess of par value                        12,734      12,263
Treasury stock, $1 par value (3,840 shares in
  2001 and in 2000)                                     (232)       (232)
Retained earnings                                     70,460      74,123
Accumulated other comprehensive income (Note 6)       (1,621)       (124)
---------------------------------------------------------------------------
Total Stockholders' Equity                           103,898     108,567
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $121,750    $141,968
===========================================================================

The accompanying notes are an integral part of these financial statements.


                               HELIX TECHNOLOGY CORPORATION

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (unaudited)

------------------------------------------------------------------------------------------
                                             Three Months Ended    Six Months Ended
                                             June 29,   June 30,   June 29,   June 30,
(in thousands except per share data)           2001       2000       2001      2000
------------------------------------------------------------------------------------------
Net sales                                     $26,604   $58,525    $75,245   $108,575
------------------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                 18,495    30,858     47,002     56,806
 Research and development                       4,209     3,934      8,442      7,209
 Selling, general and administrative            9,460    10,457     19,365     20,245
------------------------------------------------------------------------------------------
                                               32,164    45,249     74,809     84,260
------------------------------------------------------------------------------------------
Operating (loss) income                        (5,560)   13,276        436     24,315

Joint venture income                              553     1,056      1,518      1,598
Interest and other income                         214       240        631        537
------------------------------------------------------------------------------------------
(Loss) income before taxes                     (4,793)   14,572      2,585     26,450
Income taxes (Note 4)                          (1,558)    4,808        840      8,728
------------------------------------------------------------------------------------------
Net (loss) income                             $(3,235)  $ 9,764    $ 1,745   $ 17,722
==========================================================================================

Net (loss) income per share (Note 5):
 Basic                                        $ (0.14)  $  0.43    $  0.08   $   0.79
 Diluted                                      $ (0.14)  $  0.43    $  0.08   $   0.78
==========================================================================================

Number of shares used in per share
 calculations (Note 5):
  Basic                                        22,539    22,516     22,536     22,468
  Diluted                                      22,539    22,796     22,662     22,848
==========================================================================================

The accompanying notes are an integral part of these financial statements.

                        HELIX TECHNOLOGY CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

---------------------------------------------------------------------------
                                                         Six Months Ended
(in thousands)                                          June 29,   June 30,
                                                          2001       2000
---------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                            $  1,745   $ 17,722
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                            2,437      1,968
 Other                                                   (1,479)    (1,285)
 Net change in operating assets and liabilities (A)       6,977     (3,405)
---------------------------------------------------------------------------
Net cash provided by operating activities                 9,680     15,000
---------------------------------------------------------------------------

Cash flows from (used by) investing activities:
 Capital expenditures                                    (9,489)    (6,800)
 Purchase of investments                                (23,255)   (23,822)
 Sale of investments                                     22,932     23,502
---------------------------------------------------------------------------
Net cash used by investing activities                    (9,812)    (7,120)
---------------------------------------------------------------------------

Cash flows from (used by) financing activities:
 Shares tendered for exercise of stock options                0     (5,181)
 Net cash provided by employee stock plans                  491      1,230
 Cash dividends paid                                     (5,408)    (5,403)
---------------------------------------------------------------------------
Net cash used by financing activities                    (4,917)    (9,354)
---------------------------------------------------------------------------

Decrease in cash and cash equivalents                    (5,049)    (1,474)
Cash and cash equivalents, at the beginning of
 the period                                              15,435     11,408
---------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period    $ 10,386   $  9,934
===========================================================================

(A) Change in operating assets and liabilities:
    Decrease (Increase) in accounts receivable         $ 21,179   $(12,540)
    Decrease (Increase) in inventories                    1,246     (2,541)
    Decrease (Increase) in other current assets             100       (314)
    (Decrease) Increase in accounts payable             (12,239)     4,196
    (Decrease) Increase in other accrued expenses        (3,309)     7,794
---------------------------------------------------------------------------
    Net change in operating assets and liabilities     $  6,977   $ (3,405)
===========================================================================

The accompanying notes are an integral part of these financial statements.


                        HELIX TECHNOLOGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the periods ended June 29, 2001, and June 30, 2000, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 29, 2001, and December 31, 2000, and the results of operations and cash flows for the periods ended June 29, 2001, and June 30, 2000.

The results of operations for the six-month period ended June 29, 2001, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the six-month periods ended June 29, 2001, and June 30, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $17,020,000 and $16,654,000 as of June 29, 2001, and December 31, 2000, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

---------------------------------------------------------------------------
(in thousands)                           June 29, 2001    December 31, 2000
---------------------------------------------------------------------------
Finished goods                              $ 8,159             $ 9,522
Work in process                              15,133              15,336
Materials and parts                           5,666               5,346
                                            ---------------------------
                                            $28,958             $30,204
                                            ===========================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                        HELIX TECHNOLOGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax provisions were $840,000 for the six-month period ended June 29, 2001, and $8,728,000 for the six-month period ended June 30, 2000. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly-owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rates for the six-month periods ended June 29, 2001, and June 30, 2000, were 32.5% and 33.0%, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

-----------------------------------------------------------------------------------------
                                             Three Months Ended         Six Months Ended
(in thousands except per share data)         June 29,   June 30,     June 29,    June 30,
                                               2001       2000         2001        2000
-----------------------------------------------------------------------------------------

Net (loss) income                            $(3,235)   $ 9,764      $ 1,745     $17,722
                                             ==================      ===================

Basic shares                                  22,539     22,516       22,536      22,468
Add:  Common equivalent shares <F1>                -        280          126         380
                                             ------------------      -------------------
Diluted shares                                22,539     22,796       22,662      22,848
                                             ==================      ===================

Basic net (loss) income per share            $ (0.14)   $  0.43      $  0.08     $  0.79
                                             ==================      ==================

Diluted net (loss) income per share          $ (0.14)   $  0.43      $  0.08     $  0.78
                                             ==================      ===================

<F1> Common equivalent shares represent shares issuable upon exercise of stock options
(using the treasury stock method).  For the three months ended June 29, 2001, the Company had 578,375 options outstanding not included in the computation of diluted shares, because the Company was in a net operating loss position, and the inclusion of such shares would be anti-dilutive.  For the three months ended June 30, 2000, the Company had 35,000 options outstanding not included in the computation of diluted shares, because the option price was greater than the average market price of the common shares, and the inclusion of such shares would be anti-dilutive.  For the six months ended June 29, 2001, and June 30,
2000, the Company had 25,000 and 35,000 options outstanding not included in the computation of diluted shares, respectively.

                                     Page 7

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


------------------------------------------------------------------------------------------
                                               Three Months Ended      Six Months Ended
(in thousands)                                June 29,     June 30,   June 29,    June 30,
                                                2001         2000       2001        2000
------------------------------------------------------------------------------------------

Net (loss) income                             $(3,235)      $9,764    $ 1,745     $17,722
------------------------------------------------------------------------------------------

Other comprehensive (loss) income before
 tax:
  Foreign currency translation adjustment      (1,120)        (381)    (2,145)       (241)
  Unrealized gain on available-for-sale
   investment                                       8            5         43          26
------------------------------------------------------------------------------------------
Other comprehensive (loss), before tax         (1,112)        (376)    (2,102)       (215)
Income tax related to items of other
  comprehensive income (loss)                     383           33        605         (66)
------------------------------------------------------------------------------------------
Other comprehensive (loss), net of tax           (729)        (343)    (1,497)       (281)
------------------------------------------------------------------------------------------
Comprehensive (loss) income                   $(3,964)      $9,421    $   248     $17,441
==========================================================================================


                        HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

Net sales for the three months ended June 29, 2001, (the "2001 Quarter") were $26.6 million compared with net sales for the three months ended June 30, 2000, (the "2000 Quarter") of $58.5 million, a decrease of 54.5%. Net sales for the six months ended June 29, 2001, (the "2001 Period") were $75.2 million, a decrease of 30.7%, from $108.6 million for the six months ended June 30, 2000 (the "2000 Period"). The decline in sales is a result of the continuing slowdown in the global market for semiconductor capital equipment.

The gross profit percentage for the 2001 Quarter was 30.5% compared with 47.3% for the 2000 Quarter. The gross profit percentage for the 2001 Period was 37.5% compared with 47.7% for the 2000 Period. The reduction in gross margin was primarily attributable to decreased production volume.

Research and development expenses were $4.2 million for the 2001 Quarter, or 15.8% of net sales, compared to $3.9 million, or 6.7% of net sales, for the 2000 Quarter. Spending was $8.4 million, or 11.2% of net sales for the 2001 Period, compared to $7.2 million, or 6.6% of net sales, for the 2000 Period. Despite the significant near-term reduction in product demand, we are committed to preparing the Company to fully participate in the next expansion phase of the semiconductor capital equipment demand cycle. We continue to focus on technologies to support 300mm products, our GOLDLink support services, and improvement to our core products. (GOLDLink is a registered service mark of Helix Technology Corporation.) The Company expects R&D spending to be approximately $4.0 million per quarter over the next several quarters.

Total selling, general and administrative expenses decreased by $1.0 million in the 2001 Quarter and $0.9 million in the 2001 Period compared to the 2000 Quarter and the 2000 Period, respectively. Spending declined as cost containment measures were initiated during the 2001 Quarter and the 2001 Period.

The Company had an operating loss of $5.6 million in the 2001 Quarter and operating income of $0.4 million in the 2001 Period as compared with operating income of $13.3 million and $24.3 million in the 2000 Quarter and the 2000 Period. The primary reason for the decrease was lower sales.

For the 2001 Quarter, the Company had a pretax loss of $4.8 million resulting in a tax benefit of $1.6 million compared to a pretax income of $14.6 million and a tax provision of $4.8 million for the 2000 Quarter. For the 2001 Period, the Company had pretax income of $2.6 million and a tax provision of $0.8 million compared to pretax income of $26.5 million and a tax provision of $8.7 million for the 2000 Period.

The effective tax rates for the 2001 and 2000 Quarters and Periods were 32.5% and 33.0%, respectively.

                        HELIX TECHNOLOGY CORPORATION

                                    PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------


Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2001 Period was $9.7 million compared with $15.0 million for the 2000 Period, primarily due to a decline in net income, offset by the reduction in working capital.

In the 2001 Period, capital expenditures were $9.5 million, principally for our new Japanese service center and implementation of our global information system. In the 2000 Period, capital expenditures were $6.8 million, principally due to consolidation of our Colorado operations into a new 60,000 square foot leased facility. For the year, the Company expects to spend approximately $12.0 to $14.0 million as it continues the implementation of the global information system and GOLDLink system enhancements.

Cash dividends paid to stockholders during both the 2001 Period and the 2000 Period were $5.4 million.

The Company believes that existing cash, cash equivalents, investment balances and anticipated cash flow from operations and borrowings under its revolving credit agreement will be adequate to fund operations and its capital expenditure program for at least the next twelve months.


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

                        HELIX TECHNOLOGY CORPORATION

                                       PART I

Item 2  Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations (continued)
        ---------------------


Certain Factors That May Affect Future Results (continued)
----------------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on April 25, 2001. Proposal I, submitted to a vote of security holders at the meeting, was the election of Directors. The following Directors, being all of the Directors of the Corporation, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

      Name               Votes For       Votes Withheld
      ----               ---------       --------------

Arthur R. Buckland       20,049,532           88,367
Matthew O. Diggs, Jr.    20,043,253           94,646
Frank Gabron             20,046,509           91,390
Robert H. Hayes          20,048,842           89,057
Robert J. Lepofsky       19,876,434          261,465
Marvin G. Schorr         20,040,445           97,454
Mark S. Wrighton         20,051,202           86,697



Item 6(b).  Reports on Form 8-K
-------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended June 29, 2001.

                        HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             HELIX TECHNOLOGY CORPORATION
                                                      (Registrant)





August 2, 2001       By:  /s/Robert J. Lepofsky
--------------            -------------------------------------------------
Date                      Robert J. Lepofsky
                          President and Chief Executive Officer





August 2, 2001            /s/Teodor Klowan, Jr.
--------------            -------------------------------------------------
Date                      Teodor Klowan, Jr.
                          Corporate Controller and Chief Accounting Officer