Form 10-Q
period 2001-09-28
HELIX TECHNOLOGY CORP
filed 2001-10-30
CIK 46709

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                       ___________________________

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarter Ended September 28, 2001.

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

Registrant's telephone number, including area code: (508) 337-5500

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

                          Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of September 28, 2001 was 22,607,204.

                       HELIX TECHNOLOGY CORPORATION

                                 Form 10-Q

                                   INDEX

                                                                     Page

Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 28, 2001
           and December 31, 2000                                        3

         Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 28, 2001
           and September 29, 2000                                       4

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 28, 2001
           and September 29, 2000                                       5

         Notes to Consolidated Financial Statements                   6-8

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9-11

         Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                           11


Part II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                12

         Item 6 (b).  Reports on Form 8-K                              12

         Signatures                                                    13



                       HELIX TECHNOLOGY CORPORATION

                       CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------
                                                  Sept. 28,      Dec. 31,
                                                     2001          2000
(in thousands except per share data)             (unaudited)    (audited)
---------------------------------------------------------------------------
ASSETS
Current:
Cash and cash equivalents                           $  5,383     $ 15,435
Investments (Note 2)                                  14,150       16,654
Receivables - net of allowances                       15,542       40,243
Inventories  (Note 3)                                 27,905       30,204
Income tax receivable (Note 4)                         4,608            -
Deferred income taxes (Note 4)                         6,444        6,444
Other current assets                                   2,470        2,208
---------------------------------------------------------------------------
Total Current Assets                                  76,502      111,188
---------------------------------------------------------------------------
Property, plant and equipment at cost                 63,051       49,940
  Less:  accumulated depreciation                    (34,321)     (31,115)
---------------------------------------------------------------------------
Net property, plant and equipment                     28,730       18,825
Other assets                                          11,943       11,955
---------------------------------------------------------------------------
TOTAL ASSETS                                        $117,175     $141,968
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                    $  7,000     $ 17,993
Payroll and compensation                                 644        3,060
Retirement costs                                       6,791        5,586
Income taxes (Note 4)                                  3,403        6,015
Other accrued liabilities                              1,052          747
---------------------------------------------------------------------------
Total Current Liabilities                             18,890       33,401
---------------------------------------------------------------------------
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none           -            -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  22,607,204 in
  2001 and 22,537,204 in 2000                         22,607       22,537
Capital in excess of par value                        13,711       12,263
Treasury stock, $1 par value (3,840 shares in
  2001 and in 2000)                                     (232)        (232)
Retained earnings                                     63,672       74,123
Accumulated other comprehensive (loss) income
  (Note 6)                                            (1,473)        (124)
---------------------------------------------------------------------------
Total Stockholders' Equity                            98,285      108,567
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $117,175     $141,968
===========================================================================

The accompanying notes are an integral part of these financial statements.


                              HELIX TECHNOLOGY CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (unaudited)

------------------------------------------------------------------------------------------
                                             Three Months Ended       Nine Months Ended
                                            Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,
(in thousands except per share data)           2001       2000         2001         2000
------------------------------------------------------------------------------------------
Net sales                                    $20,445     $69,913     $ 95,690    $178,488
------------------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                14,444      36,495       61,446      93,301
 Research and development                      3,731       4,182       12,173      11,391
 Selling, general and administrative           7,860      11,182       27,225      31,427
 Restructuring charge                          1,047           -        1,047           -
------------------------------------------------------------------------------------------
                                              27,082      51,859      101,891     136,119
------------------------------------------------------------------------------------------
Operating (loss) income                       (6,637)     18,054       (6,201)     42,369

Joint venture income                             473       1,322        1,991       2,920
Interest and other income                        117         396          748         933
------------------------------------------------------------------------------------------
(Loss) income before taxes                    (6,047)     19,772       (3,462)     46,222
Income taxes (Note 4)                         (1,965)      6,294       (1,125)     15,022
------------------------------------------------------------------------------------------
Net (loss) income                            $(4,082)    $13,478     $ (2,337)   $ 31,200
==========================================================================================

Net (loss) income per share (Note 5):
 Basic                                       $ (0.18)    $  0.60     $  (0.10)   $   1.39
 Diluted                                     $ (0.18)    $  0.59     $  (0.10)   $   1.37
==========================================================================================

Number of shares used in per share
 calculations (Note 5):
  Basic                                       22,599      22,525       22,551      22,487
  Diluted                                     22,599      22,725       22,551      22,807
==========================================================================================

The accompanying notes are an integral part of these financial statements.

                           HELIX TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (unaudited)

------------------------------------------------------------------------------------------
                                                                    Nine Months Ended
(in thousands)                                                 Sept. 28,       Sept. 29,
                                                                  2001            2000
------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                             $ (2,337)       $ 31,200
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
 Depreciation and amortization                                    3,732           2,996
 Other                                                           (1,392)         (1,966)
 Net change in operating assets and liabilities (A)               7,619          (9,671)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                         7,622          22,559
-----------------------------------------------------------------------------------------

Cash flows from (used by) investing activities:
 Capital expenditures                                           (13,637)         (9,484)
 Purchase of investments                                        (34,665)        (36,547)
 Sale of investments                                             37,224          36,047
-----------------------------------------------------------------------------------------
Net cash used by investing activities                           (11,078)         (9,984)
-----------------------------------------------------------------------------------------

Cash flows from (used by) financing activities:
 Shares tendered for exercise of stock options                        -          (5,181)
 Net cash provided by employee stock plans                        1,518           1,240
 Cash dividends paid                                             (8,114)         (8,106)
-----------------------------------------------------------------------------------------
Net cash used by financing activities                            (6,596)        (12,047)
-----------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                (10,052)            528
Cash and cash equivalents, at the beginning of the period        15,435          11,408
-----------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period            $  5,383        $ 11,936
=========================================================================================

(A) Change in operating assets and liabilities:
    Decrease (Increase) in accounts receivable                 $ 24,701        $(19,182)
    Decrease (Increase) in inventories                            2,299          (5,898)
    (Increase) in income tax receivable                          (4,608)              -
    (Increase) in other current assets                             (262)           (395)
    (Decrease) Increase in accounts payable                     (10,993)          6,641
    (Decrease) Increase in other accrued expenses                (3,518)          9,163
----------------------------------------------------------------------------------------
    Net change in operating assets and liabilities             $  7,619        $ (9,671)
========================================================================================

The accompanying notes are an integral part of these financial statements.

                       HELIX TECHNOLOGY CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

In the opinion of the Company, the accompanying consolidated financial statements for the three months and nine months ended September 28, 2001, and September 29, 2000, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 28, 2001, and December 31, 2000, and the results of operations and cash flows for the three months and nine months ended September 28, 2001, and September 29, 2000.

The results of operations for the nine months ended September 28, 2001, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three months and nine months ended September 28, 2001, and September 29, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Investments
--------------------

The Company had investments of $14,150,000 and $16,654,000 as of September 28, 2001, and December 31, 2000, respectively. The investments were classified as "available-for-sale," and the difference between the cost and fair value of these investments was immaterial and is included in other comprehensive income.

Note 3 - Inventories
--------------------

---------------------------------------------------------------------------
(in thousands)                      Sept. 28, 2001          Dec. 31, 2000
---------------------------------------------------------------------------
Finished goods                           $ 8,410                $ 9,522
Work in process                           13,559                 15,336
Materials and parts                        5,936                  5,346
                                         ------------------------------
                                         $27,905                $30,204
                                         ===============================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

                       HELIX TECHNOLOGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Income Taxes
---------------------

The net federal, state and foreign income tax benefit was $1,125,000 for the nine months ended September 28, 2001. For the nine months ended September 29, 2000, the Company had a net federal, state and foreign income tax provision of $15,022,000. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly-owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for both the nine months ended September 28, 2001, and September 29, 2000, was 32.5%.

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

The following table sets forth the computation of basic and diluted net income per common share:

----------------------------------------------------------------------------------------
                                          Three Months Ended         Nine Months Ended
(in thousands except per share data)    Sept. 28,     Sept. 29,    Sept. 28,   Sept. 29,
                                          2001          2000         2001         2000
----------------------------------------------------------------------------------------

Net (loss) income                       $(4,082)       $13,478     $(2,337)     $31,200
                                        ======================     ====================

Basic shares                             22,599         22,525      22,551       22,487
Add:  Common equivalent shares <F1>           -            200           -          320
                                        ----------------------     --------------------
Diluted shares                           22,599         22,725      22,551       22,807
                                        ======================     ====================

Basic net (loss) income per share       $ (0.18)       $  0.60     $ (0.10)     $  1.39
                                        ======================     ====================

Diluted net (loss) income per share     $ (0.18)       $  0.59     $ (0.10)     $  1.37
                                        ======================     ====================

<F1> Common equivalent shares represent shares issuable upon exercise of stock options
(using the treasury stock method).  For the three months and nine months ended September
28, 2001, the Company had 474,875 options outstanding not included in the computation of diluted shares, because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.  For the three months and nine months ended September 29,
2000, the Company had 35,000 options outstanding not included in the computation of diluted shares, because the option price was greater than the average market price of the common shares, and the inclusion of such shares would be anti-dilutive.


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


------------------------------------------------------------------------------------------
                                               Three Months Ended      Nine Months Ended
(in thousands)                                Sept. 28,  Sept. 29,   Sept. 28,   Sept. 29,
                                                 2001      2000         2001        2000
------------------------------------------------------------------------------------------

Net (loss) income                              $(4,082)   $13,478     $(2,337)    $31,200
------------------------------------------------------------------------------------------

Other comprehensive income (loss) before tax:
 Foreign currency translation adjustment           231         21      (1,914)       (218)
 Unrealized gain on available-for-sale
  investment                                        12          5          55          31
------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax      243         26      (1,859)       (187)
Income tax related to items of other
 comprehensive (loss) income                       (95)       (37)        510        (105)
------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax      148        (11)     (1,349)       (292)
------------------------------------------------------------------------------------------
Comprehensive (loss) income                    $(3,934)   $13,467     $(3,686)    $30,908
==========================================================================================


Note 7 - New Accounting Pronouncements
--------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

The adoption of these standards is not expected to have a material impact on the Company's consolidated financial statements.

                       HELIX TECHNOLOGY CORPORATION

                                 PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

Net sales for the three months ended September 28, 2001, (the "2001 Quarter") were $20.4 million compared with net sales for the three months ended September 29, 2000, (the "2000 Quarter") of $69.9 million, a decrease of 70.8%. Net sales for the nine months ended September 28, 2001, (the "2001 Period") were $95.7 million, a decrease of 46.4%, from $178.5 million for the nine months ended September 29, 2000 (the "2000 Period"). The decline in sales is a result of the continuing slowdown in the global market for semiconductor capital equipment.

The gross profit percentage for the 2001 Quarter was 29.4% compared with 47.8% for the 2000 Quarter. The gross profit percentage for the 2001 Period was 35.8% compared with 47.7% for the 2000 Period. The reduction in gross margin was primarily attributable to decreased production volume.

Research and development expenses were $3.7 million for the 2001 Quarter, or 18.1% of net sales, compared to $4.2 million, or 6.0% of net sales, for the 2000 Quarter. Spending was $12.2 million, or 12.7% of net sales, for the 2001 Period, compared to $11.4 million, or 6.4% of net sales, for the 2000 Period. Despite the significant near-term reduction in product demand, the Company is committed to preparing to fully participate in the next expansion phase of the semiconductor capital equipment demand cycle. The Company continues to focus on developing technologies to support 300mm products, its GOLDLink support services, and improvements to its core products. (GOLDLink is a registered trademark of Helix Technology Corporation.)

Total selling, general and administrative expenses decreased by $3.3 million in the 2001 Quarter and $4.2 million in the 2001 Period compared to the 2000 Quarter and the 2000 Period, respectively. Spending declined as cost containment measures were initiated during the 2001 Quarter and the 2001 Period.

During the third quarter, the Company implemented and completed a restructuring program that resulted in the reduction of approximately 110 employees in response to the continued slowdown in the semiconductor capital equipment industry. As a result, the Company recorded a restructuring charge of approximately $1.0 million primarily related to severance and fringe benefit costs.

The Company had an operating loss of $6.6 million in the 2001 Quarter and an operating loss of $6.2 million in the 2001 Period as compared with operating income of $18.1 million and $42.4 million in the 2000 Quarter and the 2000 Period, respectively. The primary reason for the decrease was lower sales.

For the 2001 Quarter, the Company had a pretax loss of $6.1 million resulting in a tax benefit of $2.0 million compared to a pretax income of $19.8 million and a tax provision of $6.3 million for the 2000 Quarter. For the 2001 Period, the Company had a pretax loss of $3.5 million resulting in a tax benefit of $1.1 million compared to pretax income of $46.2 million and a tax provision of $15.0 million for the 2000 Period.

The effective tax rates for the 2001 and 2000 Quarters were 32.5% and 31.8%, respectively. The effective tax rate for both the 2001 and 2000 Periods was 32.5%.

                       HELIX TECHNOLOGY CORPORATION

                                 PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------


Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2001 Period was $7.6 million compared with $22.6 million for the 2000 Period, primarily due to a decline in net income, offset by the reduction in working capital.

The Company's historical annual capital needs have been approximately $4.0 million to $5.0 million. In the 2001 Period, capital expenditures were $13.6 million, principally for the Company's new Japanese service center, implementation of its global information system and GOLDLink system enhancements. In the 2000 Period, capital expenditures were $9.5 million, principally due to consolidation of the Company's Colorado operations into a new 60,000 square foot leased facility. For the year ending December 2001, the Company expects to spend over $14.0 million as it continues the implementation of the global information system and GOLDLink system enhancements.

Cash dividends paid to stockholders during both the 2001 Period and the 2000 Period were $8.1 million. On October 19, 2001, after considering the current uncertain business environment in the semiconductor equipment industry, the Board of Directors reduced the quarterly dividend to $0.08 per share from the $0.12 per share previous quarterly dividend, providing aggregate cash savings of approximately $1.0 million.

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

                       HELIX TECHNOLOGY CORPORATION

                                  PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------


Certain Factors That May Affect Future Results (continued)
----------------------------------------------

The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which generally have had a severe effect on the semiconductor industry's demand for capital equipment and have adversely affected the Company's results of operations. The industry is currently in such a downturn, the length of which cannot be predicted. There can be no assurance that developments in the semiconductor industry or the semiconductor equipment industry will occur at the rate or in the manner expected by the Company.

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



Item 6(b).  Reports on Form 8-K
-------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended September 28, 2001.

                       HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   HELIX TECHNOLOGY CORPORATION
                                            (Registrant)





October 30, 2001     By:  /s/Robert J. Lepofsky
----------------          -------------------------------------------------
Date                      Robert J. Lepofsky
                          President and Chief Executive Officer





October 30, 2001     By:  /s/Teodor Klowan, Jr.
----------------          -------------------------------------------------
Date                      Teodor Klowan, Jr.
                          Corporate Controller and Chief Accounting Officer