Form 10-Q
period 2002-03-29
HELIX TECHNOLOGY CORP
filed 2002-04-30
CIK 46709

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                           --------------------------

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarter Ended March 29, 2002.

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

Registrant's telephone number, including area code (508) 337-5500

                       ---------------------------


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                           Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of March 29, 2002 was 26,093,204.

                           HELIX TECHNOLOGY CORPORATION

                                   Form 10-Q

                                     INDEX




                                                                       Page

Part I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of March 29, 2002 and
            December 31, 2001                                             3

          Consolidated Statements of Operations for the Three-Month
            Periods Ended March 29, 2002 and March 30, 2001               4

          Consolidated Statements of Cash Flows for the Three-Month
            Periods Ended March 29, 2002 and March 30, 2001               5

          Notes to Consolidated Financial Statements                    6-8

          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9-12

          Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                  13


Part II.  OTHER INFORMATION

          Item 1.      Legal Proceedings                                 14

          Item 6 (b).  Reports on Form 8-K                               14

          Signature                                                      15



                           HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                            March 29,        December 31,
                                                              2002              2001
(in thousands except per share data)                       (unaudited)        (audited)
------------------------------------------------------------------------------------------

ASSETS
Current:
Cash and cash equivalents (Note 6)                          $  71,968         $  7,789
Investments                                                     2,848            9,271
Receivables - net of allowances                                14,060           11,997
Inventories (Note 2)                                           27,116           27,293
Income tax receivable                                           8,431            7,344
Deferred income taxes (Note 3)                                  5,707            5,707
Other current assets                                            1,803            2,577
------------------------------------------------------------------------------------------
Total Current Assets                                          131,933           71,978
------------------------------------------------------------------------------------------
Property, plant and equipment at cost                          66,764           65,115
 Less:  accumulated depreciation                              (36,797)         (35,614)
------------------------------------------------------------------------------------------
Net property, plant and equipment                              29,967           29,501
Other assets                                                   11,470           12,101
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 173,370         $113,580
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                            $  10,350        $   9,105
Payroll and compensation                                          470              986
Retirement costs                                                7,214            6,758
Income taxes (Note 3)                                           2,837            3,064
Other accrued liabilities                                         863              700
------------------------------------------------------------------------------------------
Total Current Liabilities                                      21,734           20,613
------------------------------------------------------------------------------------------
Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none                    -                -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  26,093,204 in 2002
  and 22,611,204 in 2001                                       26,093           22,611
Capital in excess of par value                                 76,169           13,878
Treasury stock, $1 par value (3,840 shares in 2002 and
  2001)                                                          (232)            (232)
Retained earnings                                              51,980           58,261
Accumulated other comprehensive loss                           (2,374)          (1,551)
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                    151,636           92,967
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 173,370        $ 113,580
==========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                           HELIX TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (unaudited)

---------------------------------------------------------------------------
                                                  Three Months Ended
(in thousands except per share data)      March 29, 2002    March 30, 2001
---------------------------------------------------------------------------

Net sales                                     $20,380           $48,641
---------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                 15,541            28,507
 Research and development                       3,516             4,233
 Selling, general and administrative            8,059             9,905
---------------------------------------------------------------------------
                                               27,116            42,645
---------------------------------------------------------------------------
Operating (loss) income                        (6,736)            5,996

Joint venture income                               45               965
Interest and other income                          69               417
---------------------------------------------------------------------------
(Loss) income before taxes                     (6,622)            7,378
Income tax (benefit) provision (Note 3)        (2,152)            2,398
---------------------------------------------------------------------------
Net (loss) income                             $(4,470)          $ 4,980
===========================================================================

Net (loss) income per share (Note 4):
  Basic                                       $ (0.19)          $  0.22
  Diluted                                     $ (0.19)          $  0.22
===========================================================================

Number of shares used in per share
 calculations (Note 4):
  Basic                                        23,050            22,533
  Diluted                                      23,050            22,649
===========================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                               HELIX TECHNOLOGY CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (unaudited)

----------------------------------------------------------------------------------------
                                                              Three Months Ended
(in thousands)                                          March 29, 2002    March 30, 2001
----------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net (loss) income                                         $ (4,470)         $  4,980
 Adjustments to reconcile net (loss) income to net
  cash (used) provided by operating activities:
 Depreciation and amortization                                1,439             1,174
 Other                                                         (156)           (1,069)
 Net change in operating assets and liabilities (A)          (1,078)            2,865
----------------------------------------------------------------------------------------
Net cash (used) provided by operating activities             (4,265)            7,950
----------------------------------------------------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                        (1,905)           (6,278)
 Purchase of investments                                     (6,689)          (10,487)
 Sale of investments                                         13,076            10,315
----------------------------------------------------------------------------------------
Net cash provided (used) by investing activities              4,482            (6,450)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from stock offering                            65,246                 0
 Net cash provided by employee stock plans                      527                 0
 Cash dividends paid                                         (1,811)           (2,704)
----------------------------------------------------------------------------------------
Net cash provided (used) by financing activities             63,962            (2,704)
----------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents             64,179            (1,204)
Cash and cash equivalents, at the beginning of the period     7,789            15,435
----------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period        $ 71,968          $ 14,231
========================================================================================

(A) Change in operating assets and liabilities:
    (Increase)/decrease in receivables                     $ (2,063)         $ 10,793
    Decrease/(increase) in inventories                          177              (608)
    (Increase) in income tax receivable                      (1,087)                0
    Decrease/(increase) in other current assets                 774              (167)
    Increase/(decrease) in accounts payable                   1,245            (7,254)
    (Decrease)/increase in other accrued expenses              (124)              101
----------------------------------------------------------------------------------------
    Net change in operating assets and liabilities         $ (1,078)         $  2,865
========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           HELIX TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements for the three-month periods ended March 29, 2002, and March 30, 2001, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 29, 2002, and December 31, 2001, and the results of operations and cash flows for the three-month periods ended March 29, 2002, and March 30, 2001.

The results of operations for the three-month period ended March 29, 2002, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 29, 2002, and March 30, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Inventories
--------------------

------------------------------------------------------------------------
(in thousands)                       March 29, 2002    December 31, 2001
------------------------------------------------------------------------
Finished goods                          $ 9,201             $ 8,570
Work in process                          12,447              13,067
Materials and parts                       5,468               5,656
                                        ---------------------------
                                        $27,116             $27,293
                                        ===========================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Note 3 - Income Taxes
---------------------

The net federal, state and foreign income tax benefit was $2,152,000 for the three-month period ended March 29, 2002. For the three-month period ended March 30, 2001, the Company had a net federal, state and foreign income tax provision of $2,398,000. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized.
The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for both the three-month periods ended March 29, 2002, and March 30, 2001, was 32.5%.

The major components of deferred tax assets are compensation and benefit plans, inventory valuation and depreciation, respectively. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

                           HELIX TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Net Income Per Share
-----------------------------

Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

The following table sets forth the computation of basic and diluted net income per common share:

-----------------------------------------------------------------------------------
                                                           Three Months Ended
(in thousands except per share data)                 March 29, 2002  March 30, 2001
-----------------------------------------------------------------------------------

Net (loss) income                                       $ (4,470)        $ 4,980
                                                        ========================

Basic shares                                              23,050          22,533

Add:  Common equivalent shares <F1>                            -             116
                                                        ------------------------
Diluted shares                                            23,050          22,649
                                                        ========================

Basic net (loss) income per share                       $  (0.19)        $  0.22
                                                        ========================

Diluted net (loss) income per share                     $  (0.19)        $  0.22
                                                        ========================

<F1> Common equivalent shares represent shares issuable upon exercise of stock options
(using the treasury stock method).  The Company had 568,375 options outstanding not included in the computation of diluted shares for the first quarter of 2002, because the
Company was in a net loss position and the inclusion of such shares would be anti-
dilutive.  The Company had 173,500 options outstanding not included in the computation of diluted shares for the first quarter of 2001, because the option price was greater than the average market price of the common shares.


Note 5 - Other Comprehensive (Loss) Income
------------------------------------------


-----------------------------------------------------------------------------------------
                                                                 Three Months Ended
(in thousands)                                            March 29, 2002   March 30, 2001
-----------------------------------------------------------------------------------------

Net (loss) income                                            $ (4,470)        $ 4,980
-----------------------------------------------------------------------------------------

Other comprehensive (loss) before tax:
  Foreign currency translation adjustment                      (1,078)         (1,023)
  Unrealized (loss) gain on available-for-sale
    investment                                                    (36)             35
-----------------------------------------------------------------------------------------
Other comprehensive (loss), before tax                         (1,114)           (988)
Income tax related to items of other
  comprehensive (loss)                                            291             220
-----------------------------------------------------------------------------------------
Other comprehensive (loss), net of tax                           (823)           (768)
-----------------------------------------------------------------------------------------
Comprehensive (loss) income                                  $ (5,293)        $ 4,212
=========================================================================================


                           HELIX TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Common Stock Offering
------------------------------

On March 19, 2002, the Company completed a public offering of 3,450,000 shares of its common stock. The Company realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Note 7 - Commitments and Contingencies
--------------------------------------

The Company had a three year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted the Company to borrow up to $25.0 million, subject to compliance with certain covenants. We had no borrowings outstanding under the credit agreement as of March 29, 2002, and December 31, 2001. The credit agreement was terminated in April 2002.

Note 8 - New Accounting Pronouncements
--------------------------------------

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

The Company adopted these standards, and they will not have a material impact on its consolidated financial statements.

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

Significant Accounting Policies
-------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about our critical accounting policies. Actual results may differ from these estimates and judgments under different assumptions or conditions.

Revenue Recognition. Net sales is recognized upon shipment provided title and risk of loss have been transferred to the customer, there is evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. As part of a sale, we offer customers a warranty on defects in materials and workmanship. We continuously monitor and track the related product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost, based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required.

Investments. We own 50% of a joint venture, ULVAC Cryogenics, Inc., or UCI, which manufactures and sells cryogenic vacuum pumps in Japan, principally to ULVAC Corporation. We account for the joint venture using the equity method of accounting, and we also receive royalties from the joint venture under the terms of a license and technology agreement. The royalties we receive from UCI, as well as our equity in the income and losses of UCI, are both included in our financial statements under joint venture income.

                       HELIX TECHNOLOGY CORPORATION

                                   PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Results of Operations
---------------------

Beginning in 2001, a slowdown in the global market for semiconductor capital equipment impacted us after experiencing a period of significant growth in 1999 and 2000. Net sales for the first quarter ended March 29, 2002, (the "2002 Quarter") were $20.4 million compared with net sales for the first quarter ended March 30, 2001, (the "2001 Quarter") of $48.6 million. While on a year over year basis sales declined, sales increased sequentially from the fourth quarter, indicating initial signs of recovery from the slowdown.

Cost of sales for the 2002 Quarter was $15.5 million compared with $28.5 million for the 2001 Quarter, a decrease of 45.5%. The gross margin for the 2002 Quarter was 23.7% compared with 41.4% for the 2001 Quarter. The reduction in gross margin was primarily attributable to decreased production volume as overhead costs were spread over a smaller sales base.

Research and development expenses were $3.5 million for the 2002 Quarter, or 17.3% of net sales, compared to $4.2 million, or 8.7% of net sales, for the 2001 Quarter. Despite the significant near-term reduction in product demand, we continue to focus on developing technologies to support a new generation of products for 300 millimeter capable production tools, to expand our GOLDLink support service capability and to improve our core component product lines. (GOLDLink is a registered trademark of Helix Technology Corporation.)

Total selling, general and administrative expenses were $8.1 million in the 2002 Quarter as compared with $9.9 million in the 2001 Quarter. Our spending declined due to ongoing cost containment measures as well as due to the restructuring program implemented and completed in the third quarter of 2001 in response to the continued slowdown in the semiconductor capital equipment industry. We will continue to spend in these areas commensurate with our near-term business needs and marketplace opportunities.

Royalty and equity income from our joint venture in Japan decreased by $0.9 million in the 2002 Quarter compared to the 2001 Quarter due to the decline in the Japanese semiconductor capital equipment market.

Interest and other income for the 2002 Quarter was $0.1 million, compared with $0.4 million for the 2001 Quarter, reflecting lower interest rates and lower average cash, cash equivalent and investment balances.

For the 2002 Quarter, the Company had a pretax loss of $6.6 million resulting in a tax benefit of $2.2 million compared to a pretax income of $7.4 million and a tax provision of $2.4 million for the 2001 Quarter. The effective tax rate for the 2002 and 2001 Quarters was 32.5%. The tax rates differ from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

                       HELIX TECHNOLOGY CORPORATION

                                     PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Liquidity and Capital Resources
-------------------------------

Cash used by operating activities for the 2002 Quarter was $4.3 million compared with $8.0 million in cash provided by operating activities for the 2001 Quarter, primarily due to our net loss in the 2002 Quarter.

In the 2002 Quarter, we spent $1.9 million principally for the continued efforts associated with the implementation of our global information system. In the 2001 Quarter, capital expenditures were $6.3 million primarily for our new Japanese service center and the implementation of our global information system. We expect our capital expenditures in 2002 will be significantly lower than 2001.

On March 19, 2002, we completed a public offering of 3,450,000 shares of our common stock. We realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Cash dividends paid to stockholders were $1.8 million or $0.08 per common share during the 2002 Quarter and $2.7 million or $0.12 per common share during the 2001 Quarter. In October 2001, after considering the current uncertain business environment in the semiconductor equipment industry, our board of directors reduced the quarterly dividend to $0.08 per share, resulting in aggregate quarterly cash savings of approximately $1.0 million.

We manage our foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

We had a three year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted us to borrow up to $25.0 million, subject to compliance with certain covenants. We had no borrowings outstanding under the credit agreement as of March 29, 2002, and December 31, 2001. The credit agreement was terminated in April 2002.

We believe that our existing funds and anticipated cash flow from operations will satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Important Factors That May Affect Future Results
------------------------------------------------

This Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like "expect," "anticipate," "plan," "believe," "seek," "estimate," and similar expressions.

                           HELIX TECHNOLOGY CORPORATION

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Important Factors That May Affect Future Results (continued)
------------------------------------------------------------

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

                           HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk
-----------------------------------

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the years presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations.
The notional amount of our outstanding foreign currency contracts at March 29, 2002, was $9.4 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at March 29, 2002, would be $0.9 million. The potential loss was estimated calculating the fair value of the forward exchange contracts at March 29, 2002, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

Credit Risk
-----------

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

The Company did not file any Current Reports on Form 8-K during the quarter ended March 29, 2002.

                           HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   HELIX TECHNOLOGY CORPORATION
                                          (Registrant)





April 30, 2002              By:  /s/Jay Zager
---------------                  -----------------------------------
Date                             Jay Zager
                                 Senior Vice President
                                 Chief Financial Officer