Form 10-Q
period 2002-06-28
HELIX TECHNOLOGY CORP
filed 2002-07-18
CIK 46709

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                           -----------------------

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the Quarter Ended June 28, 2002.

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

                        ------------------------------


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of June 28, 2002 was 26,103,204.

                         HELIX TECHNOLOGY CORPORATION

                                   Form 10-Q

                                     INDEX


                                                                 Page

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets as of June 28, 2002 and
  December 31, 2001                                                 3

Consolidated Statements of Operations for the Three and
  Six-Month Periods Ended June 28, 2002 and June 29, 2001           4

Consolidated Statements of Cash Flows for the Six-Month
  Periods Ended June 28, 2002 and June 29, 2001                     5

Notes to Consolidated Financial Statements                        6-8

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  9-12

Item 3.  Quantitative and Qualitative Disclosures about Market
  Risk                                                             13


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                         14

Item 4.  Submission of Matters to a Vote of Security Holders       14

Item 6 (b).  Reports on Form 8-K                                   14

Signature                                                          15

                         HELIX TECHNOLOGY CORPORATION

                         CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
                                                 June 28, 2002        December 31, 2001
(in thousands except per share data)              (unaudited)             (audited)
---------------------------------------------------------------------------------------

ASSETS
Current:
Cash and cash equivalents                             $ 72,878            $  7,789
Investments                                              2,866               9,271
Receivables - net of allowances                         18,273              11,997
Inventories (Note 2)                                    26,166              27,293
Income tax receivable                                    4,453               7,344
Deferred income taxes (Note 3)                           5,707               5,707
Other current assets                                     2,320               2,577
---------------------------------------------------------------------------------------
Total Current Assets                                   132,663              71,978
---------------------------------------------------------------------------------------
Property, plant and equipment at cost                   69,077              65,115
 Less:  accumulated depreciation                       (38,294)            (35,614)
---------------------------------------------------------------------------------------
Net property, plant and equipment                       30,783              29,501
Other assets                                            11,382              12,101
---------------------------------------------------------------------------------------
TOTAL ASSETS                                          $174,828            $113,580
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                      $ 13,723            $  9,105
Payroll and compensation                                   523                 986
Retirement costs                                         7,713               6,758
Income taxes (Note 3)                                    3,583               3,064
Litigation settlement, net (Note 7)                      2,800                   -
Other accrued liabilities                                  959                 700
---------------------------------------------------------------------------------------
Total Current Liabilities                               29,301              20,613
---------------------------------------------------------------------------------------
Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none              -                   -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  26,103,204 in
  2002 and 22,611,204 in 2001                            26,103              22,611
Capital in excess of par value                           76,344              13,878
Treasury stock, $1 par value (3,840 shares in 2002
  and in 2001)                                             (232)               (232)
Retained earnings                                        46,105              58,261
Accumulated other comprehensive income (Note 5)          (2,793)             (1,551)
---------------------------------------------------------------------------------------
Total Stockholders' Equity                              145,527              92,967
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $174,828            $113,580
=======================================================================================



The accompanying notes are an integral part of these financial statements.

                                HELIX TECHNOLOGY CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (unaudited)


------------------------------------------------------------------------------------------
                                                 Three Months Ended     Six Months Ended
                                                 June 28,   June 29,   June 28,   June 29,
(in thousands except per share data)               2002       2001       2002       2001
------------------------------------------------------------------------------------------
Net sales                                        $29,015    $26,604    $ 49,395    $75,245
------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                                   19,653     18,495      35,194     47,002
  Research and development                         3,968      4,209       7,484      8,442
  Selling, general and administrative             11,314      9,460      19,373     19,365
------------------------------------------------------------------------------------------
                                                  34,935     32,164      62,051     74,809
------------------------------------------------------------------------------------------
Operating (loss) income                           (5,920)    (5,560)    (12,656)       436

Joint venture income                                  14        553          59      1,518
Interest and other income                            296        214         365        631
------------------------------------------------------------------------------------------
(Loss) income before taxes                        (5,610)    (4,793)    (12,232)     2,585
Income tax (benefit) provision (Note 3)           (1,823)    (1,558)     (3,975)       840
------------------------------------------------------------------------------------------
Net (loss) income                                $(3,787)   $(3,235)   $ (8,257)   $ 1,745
==========================================================================================

Net (loss) income per share (Note 4):
  Basic                                          $ (0.15)   $ (0.14)   $ (0.34)   $  0.08
  Diluted                                        $ (0.15)   $ (0.14)   $ (0.34)   $  0.08
==========================================================================================

Number of shares used in per share
 calculations (Note 4):
  Basic                                           26,097     22,539     24,599     22,536
  Diluted                                         26,097     22,539     24,599     22,662
==========================================================================================

The accompanying notes are an integral part of these financial statements.



                                HELIX TECHNOLOGY CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (unaudited)

-----------------------------------------------------------------------------------------
                                                                Six Months Ended
(in thousands)                                            June 28, 2002   June 29, 2001
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                           $(8,257)        $  1,745
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                                 2,944            2,437
 Other                                                          (486)          (1,479)
 Net change in operating assets and liabilities (A)            6,688            6,977
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                        889            9,680
-----------------------------------------------------------------------------------------

Cash flows provided by (used by) investing activities:
 Capital expenditures                                         (4,226)          (9,489)
 Purchase of investments                                      (8,140)         (23,255)
 Sale of investments                                          14,508           22,932
-----------------------------------------------------------------------------------------
Net cash provided by (used by) investing activities            2,142           (9,812)
-----------------------------------------------------------------------------------------

Cash flows provided by (used by) financing activities:
 Net proceeds from stock offering                             65,246                -
 Net cash provided by employee stock plans                       711              491
 Cash dividends paid                                          (3,899)          (5,408)
-----------------------------------------------------------------------------------------
Net cash provided by (used by) financing activities           62,058           (4,917)
-----------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents              65,089           (5,049)
Cash and cash equivalents, at the beginning of the period      7,789           15,435
-----------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period          $72,878         $ 10,386
=========================================================================================

(A) Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable               $(6,276)        $ 21,179
    Decrease in inventories                                    1,127            1,246
    Decrease in income tax receivable                          2,891                -
    Decrease in other current assets                             257              100
    Increase (decrease) in accounts payable                    4,618          (12,239)
    Increase in accrued litigation settlement, net             2,800                -
    Increase (decrease) in other accrued expenses              1,271           (3,309)
-----------------------------------------------------------------------------------------
    Net change in operating assets and liabilities           $ 6,688         $  6,977
=========================================================================================

The accompanying notes are an integral part of these financial statements.


                         HELIX TECHNOLOGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements for the periods ended June 28, 2002, and June 29, 2001, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 28, 2002, and December 31, 2001, and the results of operations and cash flows for the periods ended June 28, 2002, and June 29, 2001.

The results of operations for the six-month period ended June 28, 2002, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the six-month periods ended June 28, 2002, and June 29, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Inventories
--------------------

-------------------------------------------------------------------------
(in thousands)                          June 28, 2002   December 31, 2001
-------------------------------------------------------------------------

Finished goods                              $ 9,775           $ 8,570
Work in process                              12,349            13,067
Materials and parts                           4,042             5,656
                                            -------------------------
                                            $26,166           $27,293
                                            =========================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Note 3 - Income Taxes
---------------------

The net federal, state and foreign income tax benefit was $3,975,000 for the six-month period ended June 28, 2002, and the net federal, state and foreign income tax provision was $840,000 for the six-month period ended June 29, 2001. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly-owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rates for the six-month periods ended June 28, 2002, and June 29, 2001, were 32.5%.

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


Note 4 - Net (Loss) Income Per Share
------------------------------------

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

The following table sets forth the computation of basic and diluted net
(loss) income per common share:

-----------------------------------------------------------------------------------------
                                                Three Months Ended      Six Months Ended
(in thousands except per share data)             June 28,  June 29,    June 28,   June 29,
                                                  2002      2001         2002       2001
------------------------------------------------------------------------------------------

Net (loss) income                              $(3,787)   $(3,235)     $(8,257)   $ 1,745
                                               ====================    ==================

Basic shares                                    26,097     22,539       24,599     22,536
Add:  Common equivalent shares <F1>                  -          -            -        126
                                               ------------------------------------------
Diluted shares                                  26,097     22,539       24,599     22,662
                                               ==========================================

Basic net (loss) income per share              $ (0.15)   $ (0.14)     $ (0.34)   $  0.08
                                               ==========================================

Diluted net (loss) income per share            $ (0.15)   $ (0.14)     $ (0.34)   $ 0.08
                                               =========================================

<F1> Common equivalent shares represent shares issuable upon exercise of stock options
(using the treasury stock method).  For the three months ended June 28, 2002, the Company had 566,375 options outstanding not included in the computation of diluted shares, because the Company was in a net operating loss position, and the inclusion of such shares would be anti-dilutive.  For the three months ended June 29, 2001, the Company had 578,375 options outstanding not included in the computation of diluted shares, because the option price was greater than the average market price of the common shares, and the inclusion of such shares would be anti-dilutive.  For the six months ended June 28, 2002, and June 29,
2001, the Company had 566,375 and 25,000 options outstanding not included in the computation of diluted shares, respectively.


Note 5 - Other Comprehensive (Loss) Income
------------------------------------------


------------------------------------------------------------------------------------------
                                                Three Months Ended      Six Months Ended
(in thousands)                                   June 28,   June 29,   June 28,   June 29,
                                                   2002       2001       2002       2001
------------------------------------------------------------------------------------------

Net (loss) income                                $(3,787)   $(3,235)    $(8,257)  $ 1,745
------------------------------------------------------------------------------------------

Other comprehensive (loss) before tax:
  Foreign currency translation adjustment           (449)    (1,120)     (1,527)   (2,145)
  Unrealized (loss) gain on available-for-sale
   investments                                        (1)         8         (37)       43
------------------------------------------------------------------------------------------
Other comprehensive (loss), before tax              (450)    (1,112)     (1,564)   (2,102)
Income tax related to items of other
  comprehensive (loss)                                31        383         322       605
------------------------------------------------------------------------------------------
Other comprehensive (loss), net of tax              (419)      (729)     (1,242)   (1,497)
------------------------------------------------------------------------------------------
Comprehensive (loss) income                      $(4,206)   $(3,964)    $(9,499)  $   248
==========================================================================================

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

Note 7 - Litigation Settlement
------------------------------

On July 11, 2002, the Company signed an Agreement in Principle with Raytheon Company in connection with an action brought in 1998 in the Massachusetts Superior Court by Raytheon Company which alleged that between 1992 and 1994 the Company sold Raytheon defective components used in missile guidance systems manufactured by Raytheon. The Company has not been in the business of selling these components since 1994. While the Company has continuously denied all claims, the Company and its insurers concluded that it was in the Company's best interest to reach an out-of-court settlement to avoid the distraction and expense of a jury trial. Under the terms of the Agreement, the Company is obligated to pay $2.8 million. Insurance providers will pay an additional $2.1 million and essentially all of the legal costs associated with this litigation.

Note 8 - Commitments and Contingencies
--------------------------------------

The Company had a three year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted the Company to borrow up to $25.0 million, subject to compliance with certain covenants. The Company had never borrowed against the agreement and terminated the credit agreement in April 2002.

Note 9 - New Accounting Pronouncements
--------------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which became effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.

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

The Company adopted these standards, and they do not have a material impact on its consolidated financial statements.

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

                         HELIX TECHNOLOGY CORPORATION

                                    PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

Beginning in 2001, a slowdown in the global market for semiconductor capital equipment impacted us after experiencing a period of significant growth in 1999 and 2000. Net sales for the three months ended June 28, 2002, (the "2002 Quarter") were $29.0 million compared with net sales for the three months ended June 29, 2001, (the "2001 Quarter") of $26.6 million, an increase of 9.1%. Net sales for the six months ended June 28, 2002, (the "2002 Period") were $49.4 million, a decrease of 34.4%, from $75.2 million for the six months ended June 29, 2001 (the "2001 Period"). While sales increased in the 2002 Quarter versus the 2001 Quarter, indicating initial signs of recovery from the slowdown, sales in the 2002 Period versus the 2001 Period are still down. In addition, while sales increased in the 2002 Quarter from the first quarter of 2002 by 42%, given the general uncertainty surrounding semiconductor capital equipment investment plans, we do not expect to be able to sustain our rate of sequential quarterly improvement in the second half of this year.

Cost of sales for the 2002 Quarter was $19.7 million compared with $18.5 million for the 2001 Quarter. The gross margin for the 2002 Quarter was 32.3% compared with 30.5% for the 2001 Quarter. The improvement in gross margin was primarily attributable to increased production volume as overhead costs were spread over a larger sales base. Cost of sales for the 2002 Period was $35.2 million compared with $47.0 million for the 2001 Period. The gross margin for the 2002 Period was 28.7% compared with 37.5% for the 2001 Period. The reduction in gross margin was primarily attributable to decreased production volume as overhead costs were spread over a smaller sales base.

Research and development expenses were $4.0 million for the 2002 Quarter, or 13.7% of net sales, compared to $4.2 million, or 15.8% of net sales, for the 2001 Quarter. Spending was $7.5 million, or 15.2% of net sales for the 2002 Period, compared to $8.4 million, or 11.2% of net sales, for the 2001 Period. We continue to focus on developing technologies to support a new generation of products for 300 millimeter capable production tools, to expand our GOLDLink support service capability and to improve our core component product lines. (GOLDLink is a registered trademark of Helix Technology Corporation.)

Total selling, general and administrative expenses were $11.3 million in the 2002 Quarter as compared with $9.5 million in the 2001 Quarter and $19.4 million in the 2002 Period and the 2001 Period. Pursuant to a July 11, 2002, Agreement in Principle with Raytheon Company, we agreed to pay, net of insurance contributions, approximately $2.8 million to settle the Raytheon litigation. Excluding the nonrecurring litigation settlement charge of $2.8 million in the 2002 Quarter and 2002 Period, our spending declined due to ongoing cost containment measures as well as due to the restructuring program implemented and completed in the third quarter of 2001 in response to the continued slowdown in the semiconductor capital equipment industry. We will continue to spend in these areas commensurate with our near-term business needs and marketplace opportunities.

Royalty and equity income from our joint venture in Japan decreased by $0.5 million in the 2002 Quarter compared to the 2001 Quarter and $1.5 million in the 2002 Period compared to the 2001 Period due to the decline in the Japanese semiconductor capital equipment market.

                         HELIX TECHNOLOGY CORPORATION

                                   PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

Results of Operations (continued)
---------------------

Interest and other income for the 2002 Quarter was $0.3 million, compared with $0.2 million for the 2001 Quarter, reflecting higher average cash, cash equivalents and investment balances, partially offset by lower interest rates. Interest and other income for the 2002 Period was $0.4 million, compared with $0.6 million for the 2001 Period, reflecting lower interest rates partially offset by higher average cash, cash equivalents and investment balances.

For the 2002 Quarter, the Company had a pretax loss of $5.6 million resulting in a tax benefit of $1.8 million compared to a pretax loss of $4.8 million and a tax benefit of $1.6 million for the 2001 Quarter. For the 2002 Period, the Company had a pretax loss of $12.2 million resulting in a tax benefit of $4.0 million compared to a pretax income of $2.6 million and a tax provision of $0.8 million for the 2001 Period. The effective tax rate for the 2002 and 2001 Quarters and Periods was 32.5%. The tax rates differ from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the 2002 Period was $0.9 million compared with $9.7 million for the 2001 Period, primarily due to our net loss in the 2002 Period.

In the 2002 Period, we spent $4.2 million, principally for the continued effort associated with the implementation of our global information system, which went live in the U.S. in July 2002. In the 2001 Period, capital expenditures were $9.5 million, principally for our new Japanese service center and implementation of our global information system. As a result of completing our U.S. global information system, we expect capital expenditures for the second half of 2002 to be significantly lower than that of the 2002 Period, and we expect our depreciation expense, which was $1.5 million in the 2002 Quarter, will exceed $2.0 million in the subsequent quarters.

On March 19, 2002, we completed a public offering of 3,450,000 shares of our common stock. We realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Cash dividends paid to stockholders were $3.9 million or $0.08 per common share during the 2002 Period and $5.4 million or $0.12 per common share during the 2001 Period. In October 2001, after considering the uncertain business environment in the semiconductor equipment industry, our board of directors reduced the quarterly dividend to $0.08 per share, resulting in aggregate quarterly cash savings of approximately $1.0 million.

We manage our foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

                         HELIX TECHNOLOGY CORPORATION

                                   PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ----------------------

Liquidity and Capital Resources (continued)
-------------------------------

We had a three year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted us to borrow up to $25.0 million,
subject to compliance with certain covenants.   We had never borrowed
against the agreement and terminated the credit agreement in April 2002.

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

                         HELIX TECHNOLOGY CORPORATION

                                   PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Foreign Currency Exchange Rate Risk
-----------------------------------

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the periods presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at June 28, 2002, was $11.3 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at June 28, 2002, would be $1.1 million, which would be essentially offset by corresponding gains related to the underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at June 28, 2002, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

Credit Risk
-----------

We are exposed to concentration of credit risk in cash and cash equivalents, investments, trade receivables, and short-term foreign exchange forward contracts. Our cash and cash equivalents placed with our financial institutions have a high-quality credit rating. Our investments consist of money market funds, municipal government agencies and tax-free bonds or investment-grade securities. We enter into short-term foreign currency exchange contracts with our primary bank.

                         HELIX TECHNOLOGY CORPORATION

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

On July 11, 2002, we signed an Agreement in Principle with Raytheon Company in connection with an action brought in 1998 in the Massachusetts Superior Court by Raytheon Company which alleged that between 1992 and 1994 we sold Raytheon defective components used in missile guidance systems manufactured by Raytheon. We have not been in the business of selling these components since 1994. While we have continuously denied all claims, the Company and its insurers concluded that it was in the Company's best interest to reach an out-of-court settlement to avoid the distraction and expense of a jury trial. Under the terms of the Agreement, the Company is obligated to pay $2.8 million. Insurance providers will pay an additional $2.1 million and essentially all of the legal costs associated with this litigation.

We are also involved in various legal proceedings in the normal course of business. In our opinion, these proceedings involve amounts that would not have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on April 24, 2002. Proposal I, submitted to a vote of security holders at the meeting, was the election of Directors. The following Directors, being all of the Directors of the Company, were elected at the meeting, with the number of votes cast for each Director or withheld from each Director being set forth after his respective name:

           Name            Votes For     Votes Withheld
           ----            ---------     --------------

  Arthur R. Buckland       20,086,188        433,200
  Frank Gabron             19,973,233        546,155
  Robert H. Hayes          20,212,088        307,300
  Robert J. Lepofsky       20,216,927        302,461
  Marvin G. Schorr         20,216,633        302,755
  Mark S. Wrighton         20,219,721        299,667

Proposal II submitted to a vote of security holders at the meeting was to amend and restate the Stock Option Plan for Non-Employee Directors. Votes cast were as follows:

           For             Against           Abstain
           ---             -------           -------

       19,536,087          666,055           317,245


Item 6(b).  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended June 28, 2002.

                         HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HELIX TECHNOLOGY CORPORATION
                                                    (Registrant)





July 18, 2002                              By:  /s/Jay Zager
-------------                                   -----------------------
Date                                            Jay Zager
                                                Senior Vice President
                                                Chief Financial Officer