Form 10-Q
period 2002-09-27
HELIX TECHNOLOGY CORP
filed 2002-10-18
CIK 46709

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                         -------------------------

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarter Ended September 27, 2002.

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

                 --------------------------------------


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                           Yes [X]      No [ ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of September 27, 2002 was 26,103,204.

                         HELIX TECHNOLOGY CORPORATION

                                  Form 10-Q

                                    INDEX


                                                                      Page
                                                                      ----

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets as of September 27, 2002, and
  December 31, 2001                                                     3

Consolidated Statements of Operations for the Three and
  Nine-Month Periods Ended September 27, 2002, and
  September 28, 2001                                                    4

Consolidated Statements of Cash Flows for the Nine-Month
  Periods Ended September 27, 2002, and September 28, 2001              5

Notes to Consolidated Financial Statements                            6-9

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     10-14

Item 3.  Quantitative and Qualitative Disclosures about Market
  Risk                                                                 15

Item 4.  Controls and Procedures                                       15


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             16

Item 6 (a).  Exhibits                                                  16

Item 6 (b).  Reports on Form 8-K                                       16

Signature                                                              17

Certifications                                                      18-19


                         HELIX TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------
                                                  Sept. 27,        Dec. 31,
                                                    2002            2001
(in thousands except per share data)             (unaudited)      (audited)
---------------------------------------------------------------------------

ASSETS
Current:
Cash and cash equivalents                            $ 51,891     $  7,789
Investments                                            15,981        9,271
Receivables - net of allowances                        17,845       11,997
Inventories (Note 2)                                   25,167       27,293
Income tax receivable                                   6,619        7,344
Deferred income taxes (Note 3)                          5,707        5,707
Other current assets                                    2,860        2,577
---------------------------------------------------------------------------
Total Current Assets                                  126,070       71,978
---------------------------------------------------------------------------
Property, plant and equipment at cost                  69,677       65,115
  Less:  accumulated depreciation                     (39,981)     (35,614)
---------------------------------------------------------------------------
Net property, plant and equipment                      29,696       29,501
Other assets                                           12,148       12,101
---------------------------------------------------------------------------
TOTAL ASSETS                                         $167,914     $113,580
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable                                     $ 12,120     $  9,105
Payroll and compensation                                  496          986
Retirement costs                                        8,289        6,758
Income taxes (Note 3)                                   3,666        3,064
Other accrued liabilities                                 994          700
---------------------------------------------------------------------------
Total Current Liabilities                              25,565       20,613
---------------------------------------------------------------------------
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, $1 par value; authorized
  2,000,000 shares; issued and outstanding: none            -            -
Common stock, $1 par value; authorized 60,000,000
  shares; issued and outstanding:  26,103,204 in
  2002 and 22,611,204 in 2001                          26,103       22,611
Capital in excess of par value                         76,344       13,878
Treasury stock, $1 par value (3,840 shares in 2002
  and in 2001)                                           (232)        (232)
Retained earnings                                      41,818       58,261
Accumulated other comprehensive loss (Note 5)          (1,684)      (1,551)
---------------------------------------------------------------------------
Total Stockholders' Equity                            142,349       92,967
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $167,914     $113,580
===========================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                                HELIX TECHNOLOGY CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (unaudited)

------------------------------------------------------------------------------------------
                                             Three Months Ended        Nine Months Ended
                                             Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
(in thousands except per share data)            2002        2001        2002       2001
------------------------------------------------------------------------------------------
Net sales                                     $27,395     $20,445    $ 76,790    $ 95,690
------------------------------------------------------------------------------------------

Costs and expenses:
 Cost of sales                                 19,279      14,444      54,473      61,446
 Research and development                       3,601       3,731      11,085      12,173
 Selling, general and administrative            9,413       7,860      25,986      27,225
 Litigation settlement costs (Note 7)               -           -       2,800           -
 Restructuring charge                               -       1,047           -       1,047
------------------------------------------------------------------------------------------
                                               32,293      27,082      94,344     101,891
------------------------------------------------------------------------------------------
Operating loss                                 (4,898)     (6,637)    (17,554)     (6,201)

Joint venture income                              263         473         322       1,991
Interest and other income                         270         117         635         748
------------------------------------------------------------------------------------------
Loss before taxes                              (4,365)     (6,047)    (16,597)     (3,462)
Income tax benefit (Note 3)                    (2,166)     (1,965)     (6,141)     (1,125)
------------------------------------------------------------------------------------------
Net loss                                      $(2,199)    $(4,082)   $(10,456)   $ (2,337)
==========================================================================================
Net loss per share (Note 4):
 Basic                                        $ (0.08)    $ (0.18)   $  (0.42)   $  (0.10)
 Diluted                                      $ (0.08)    $ (0.18)   $  (0.42)   $  (0.10)
==========================================================================================

Number of shares used in per share
 calculations (Note 4):
  Basic                                        26,099      22,599      25,105      22,551
  Diluted                                      26,099      22,599      25,105      22,551
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                     HELIX TECHNOLOGY CORPORATION

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (unaudited)

-----------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                              Sept. 27,        Sept. 28,
(in thousands)                                                   2002            2001
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                     $ (10,456)       $ (2,337)
 Adjustments to reconcile net loss to net
  cash (used by) provided by operating activities:
 Depreciation and amortization                                    4,699           3,732
 Other                                                             (123)         (1,392)
 Net change in operating assets and liabilities (A)               1,673           7,619
-----------------------------------------------------------------------------------------
Net cash (used by) provided by operating activities              (4,207)          7,622
-----------------------------------------------------------------------------------------

Cash flows used in investing activities:
 Capital expenditures                                            (4,894)        (13,637)
 Purchase of investments                                        (45,657)        (34,665)
 Sale of investments                                             38,890          37,224
-----------------------------------------------------------------------------------------
Net cash used in investing activities                           (11,661)        (11,078)
-----------------------------------------------------------------------------------------

Cash flows provided by (used by) financing activities:
 Net proceeds from stock offering                                65,246               -
 Net cash provided by employee stock plans                          711           1,518
 Cash dividends paid                                             (5,987)         (8,114)
-----------------------------------------------------------------------------------------
Net cash provided by (used by) financing activities              59,970          (6,596)
-----------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 44,102         (10,052)
Cash and cash equivalents, at the beginning of the period         7,789          15,435
-----------------------------------------------------------------------------------------
Cash and cash equivalents, at the end of the period            $ 51,891        $  5,383
=========================================================================================

(A) Change in operating assets and liabilities:
 (Increase) decrease in accounts receivable                    $ (5,848)       $ 24,701
 Decrease in inventories                                          2,126           2,299
 Decrease (increase) in income tax receivable                       725          (4,608)
 Increase in other current assets                                  (283)           (262)
 Increase (decrease) in accounts payable                          3,015         (10,993)
 Increase (decrease) in other accrued expenses                    1,938          (3,518)
-----------------------------------------------------------------------------------------
 Net change in operating assets and liabilities                $  1,673        $  7,619
=========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                        HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements for the periods ended September 27, 2002, and September 28, 2001, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 27, 2002, and December 31, 2001, and the results of operations and cash flows for the periods ended September 27, 2002, and September 28, 2001.

The results of operations for the nine-month period ended September 27, 2002, are not necessarily indicative of the results expected for the full year.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three- and nine-month periods ended September 27, 2002, and September 28, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - Inventories
--------------------

--------------------------------------------------------------------------
(in thousands)                            Sept. 27, 2002     Dec. 31, 2001
--------------------------------------------------------------------------
Finished goods                               $ 10,071           $ 8,570
Work in process                                11,417            13,067
Materials and parts                             3,679             5,656
                                             --------------------------
                                             $ 25,167          $ 27,293
                                             ==========================

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Note 3 - Income Taxes
---------------------

The net federal, state and foreign income tax benefit for the three- and nine-month periods ended September 27, 2002, were $2,166,000 and $6,141,000, respectively. The effective income tax rates for the three- and nine-month periods ended September 27, 2002, were 50.0% and 37.0%, respectively. The effective tax rate for the three months ended September 27, 2002, includes the cumulative effect of the adjustment from the 32.5% rate utilized during the six months of fiscal 2002 to the estimated annual effective rate of 37.0%, based on current full year operating projections. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The income tax benefit for the three- and nine-month periods ended September 28, 2001, were $1,965,000 and $1,125,000, respectively, yielding effective tax rates of 32.5%.

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

                         HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Net Loss Per Share
---------------------------

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

The following table sets forth the computation of basic and diluted net loss per common share:


----------------------------------------------------------------------------------------
                                            Three Months Ended      Nine Months Ended
(in thousands except per share data)       Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                              2002        2001       2002        2001
----------------------------------------------------------------------------------------

Net loss                                   $(2,199)    $(4,082)    $(10,456)   $ (2,337)
                                           ====================    =====================

Basic shares                                26,099      22,599       25,105      22,551
Add:  Common equivalent shares <F1>              -           -            -           -
                                           --------------------    ---------------------
Diluted shares                              26,099      22,599       25,105      22,551
                                           ====================    =====================

Basic net loss per share                   $ (0.08)    $ (0.18)    $  (0.42)   $  (0.10)
                                           ====================    =====================

Diluted net loss per share                 $ (0.08)    $ (0.18)    $  (0.42)   $  (0.10)
                                           ====================    =====================

<F1> Common equivalent shares represent shares issuable upon exercise of stock options
(using the treasury stock method).  For the three and nine months ended September 27,
2002, and September 28, 2001, the Company had 552,375 and 474,875 options outstanding not included in the computation of diluted shares, respectively.  The Company was in a net operating loss position, and the inclusion of such shares would be anti-dilutive.



                         HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Other Comprehensive Loss
---------------------------------


-----------------------------------------------------------------------------------------
                                              Three Months Ended      Nine Months Ended
                                               Sept. 27,  Sept. 28,   Sept. 27,  Sept. 28,
(in thousands)                                   2002        2001        2002       2001
-----------------------------------------------------------------------------------------

Net loss                                        $(2,199)  $(4,082)    $(10,456)  $(2,337)
-----------------------------------------------------------------------------------------

Other comprehensive income (loss) before tax:
  Foreign currency translation adjustment         1,525       231           (2)   (1,914)
  Unrealized (loss) gain on available-for-sale
    investments                                     (20)       12          (57)       55
-----------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax     1,505       243          (59)   (1,859)
Income tax related to items of other
  comprehensive income (loss)                      (396)      (95)         (74)      510
-----------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax     1,109       148         (133)   (1,349)
-----------------------------------------------------------------------------------------
Comprehensive loss                              $(1,090)  $(3,934)    $(10,589)  $(3,686)
=========================================================================================




Note 6 - Common Stock Offering
------------------------------

On March 19, 2002, the Company completed a public offering of 3,450,000 shares of its common stock. The Company realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Note 7 - Litigation Settlement
------------------------------

On July 11, 2002, the Company signed an Agreement in Principle with Raytheon Company in connection with an action brought in 1998 in the Massachusetts Superior Court by Raytheon Company which alleged that between 1992 and 1994 the Company sold Raytheon defective components used in missile guidance systems manufactured by Raytheon. The Company has not been in the business of selling these components since 1994. While the Company continuously denied all claims, the Company and its insurers concluded that it was in the Company's best interest to reach an out-of-court settlement to avoid the distraction and expense of a trial. Under the terms of the Agreement, the Company paid $2.8 million in September 2002. Insurance providers paid an additional $2.1 million plus essentially all of the legal costs associated with this litigation.

Note 8 - Commitments and Contingencies
--------------------------------------

The Company had a three year-revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted the Company to borrow up to $25.0 million, subject to compliance with certain covenants. The Company had never borrowed against the agreement and terminated the credit agreement in April 2002.

                         HELIX TECHNOLOGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The Company adopted these standards, and they did not have a material impact on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. The Company will adopt the provision of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Significant Accounting Policies
-------------------------------

Revenue Recognition. Net sales is recognized upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. As part of a sale, we offer customers a warranty on defects in materials and workmanship. We continuously monitor and track the related product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

                         HELIX TECHNOLOGY CORPORATION

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

Results of Operations
---------------------

Beginning in 2001, a slowdown in the global market for semiconductor capital equipment impacted us after experiencing a period of significant growth in 1999 and 2000. Net sales for the three months ended September 27, 2002, (the "2002 Quarter") were $27.4 million compared with net sales for the three months ended September 28, 2001, (the "2001 Quarter") of $20.4 million, an increase of 34.0%. Net sales for the nine months ended September 27, 2002, (the "2002 Period") were $76.8 million, a decrease of 20.0%, from $95.7 million for the nine months ended September 28, 2001 (the "2001 Period"). While sales increased in the 2002 Quarter versus the 2001 Quarter, indicating a slight recovery from the slowdown, sales in the 2002 Period versus the 2001 Period are still down. The recovery appears to have stalled, as net sales for the 2002 Quarter were lower than net sales for the three months ended June 28, 2002, of $29.0 million. Based on information currently available to us regarding the overall state of the industry, it is reasonable to project sequentially lower net sales in the subsequent quarter.

Cost of sales for the 2002 Quarter were $19.3 million compared with $14.4 million for the 2001 Quarter. The gross margin for the 2002 Quarter was 29.6% compared with 29.4% for the 2001 Quarter. The 2001 Quarter included certain nonrecurring benefits related to the restructuring program that was implemented and completed during the third quarter of 2001. Cost of sales for the 2002 Period were $54.5 million compared with $61.4 million for the 2001 Period. The gross margin for the 2002 Period was 29.1% compared with 35.8% for the 2001 Period. The reduction in gross margin was primarily attributable to decreased production volume as overhead costs were spread over a smaller sales base.

Research and development expenses were $3.6 million for the 2002 Quarter, or 13.1% of net sales, compared to $3.7 million, or 18.2% of net sales, for the 2001 Quarter. Spending was $11.1 million, or 14.4% of net sales for the 2002 Period, compared to $12.2 million, or 12.7% of net sales, for the 2001 Period. We continue to focus on developing technologies to support a new generation of products for 300 millimeter-capable production tools, to expand our GOLDLink support service capability and to improve our core component product lines. (GOLDLink is a registered trademark of Helix Technology Corporation.)

Total selling, general and administrative expenses were $9.4 million for the 2002 Quarter as compared with $7.9 million for the 2001 Quarter. The increase in selling, general and administrative expenses in the 2002 Quarter is primarily due to the additional depreciation expense associated with our new global information system and the associated initial startup costs. Depreciation expenses are expected to remain at their current levels in subsequent quarters. Total selling, general and administrative expenses including litigation settlement costs were $28.8 million for the 2002 Period as compared with $27.2 million for the 2001 Period. Excluding the nonrecurring litigation settlement charge of $2.8 million in the 2002 Period, our spending declined due to ongoing cost containment measures and due to the restructuring program implemented and completed in the third quarter of 2001 in response to the slowdown in the semiconductor capital equipment industry. Due to projected continued weakening in the semiconductor industry, we will be implementing significant changes to our business structure in the current quarter that will more closely align our costs with near-term revenue expectations.

Royalty and equity income from our joint venture in Japan decreased by $0.2 million in the 2002 Quarter compared to the 2001 Quarter and $1.7 million in the 2002 Period compared to the 2001 Period due to the decline in the Japanese semiconductor capital equipment market.

                         HELIX TECHNOLOGY CORPORATION

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

Results of Operations (continued)
---------------------

Interest and other income for the 2002 Quarter was $0.3 million, compared with $0.1 million for the 2001 Quarter, reflecting higher average cash, cash equivalents and investment balances as a result of the public offering completed in March 2002, partially offset by lower interest rates.
Interest and other income for the 2002 Period was $0.6 million, compared with $0.7 million for the 2001 Period, reflecting lower interest rates partially offset by higher average cash, cash equivalents and investment balances.

For the 2002 Quarter, the Company had a pretax loss of $4.4 million resulting in a tax benefit of $2.2 million compared to a pretax loss of $6.0 million and a tax benefit of $2.0 million for the 2001 Quarter. For the 2002 Period, the Company had a pretax loss of $16.6 million resulting in a tax benefit of $6.1 million compared to a pretax loss of $3.5 million and a tax benefit of $1.1 million for the 2001 Period. The effective tax rates for the 2002 Quarter and 2002 Period were 50.0% and 37.0%, respectively, compared to 32.5% for each of the 2001 Quarter and 2001 Period. We adjusted our full year effective tax rate to 37.0% in the 2002 Quarter based on our current full year operating projection. In the prior year an adjustment was made in the fourth quarter. The tax rates differ from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Liquidity and Capital Resources
-------------------------------

Cash used by operating activities for the 2002 Period was $4.2 million compared with cash provided by operating activities of $7.6 million for the 2001 Period. Excluding the $2.8 million payment required by the non-recurring litigation settlement, the remaining $1.4 million used by operations was primarily due to a higher net loss in the 2002 Period.

In the 2002 Period, we spent $4.9 million, principally for the continued effort associated with the implementation of our global information system, the U.S. portion of which went live during July 2002. In the 2001 Period, capital expenditures were $13.6 million, principally for our new Japanese service center and implementation of our global information system. As a result of completing the U.S. portion of our global information system, we expect capital expenditures for the last quarter of 2002 to be significantly lower than prior quarters in the 2002 Period, and we expect our depreciation expense in subsequent quarters to remain unchanged from the current levels, which was $1.8 million in the 2002 Quarter.

On March 19, 2002, we completed a public offering of 3,450,000 shares of our common stock. We realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Cash dividends paid to stockholders were $6.0 million or $0.08 per common share during the 2002 Period and $8.1 million during the 2001 Period. In October 2001, our Board of Directors reduced the quarterly dividend from $0.12 per share to $0.08 per share, resulting in aggregate quarterly cash savings of approximately $1.0 million. In October 2002, our Board of Directors further reduced the quarterly dividend to $0.04 per share due to the uncertain business environment and lack of visibility in the semiconductor capital equipment market. This reduction is expected to provide an additional aggregate quarterly cash savings of approximately $1.0 million.

                         HELIX TECHNOLOGY CORPORATION

                                  PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations (continued)
         ---------------------

Liquidity and Capital Resources (continued)
--------------------------------

We manage our foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

We had a three-year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted us to borrow up to $25.0 million,
subject to compliance with certain covenants.   We had never borrowed
against the agreement and terminated the credit agreement in April 2002.

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

                         HELIX TECHNOLOGY CORPORATION

                                   PART I


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ----------------------

Important Factors That May Affect Future Results (continued)
-------------------------------------------------

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

                         HELIX TECHNOLOGY CORPORATION

                                   PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the periods presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at September 27, 2002, was $10.4 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at September 27, 2002, would be $1.0 million, which would be essentially offset by corresponding gains related to the underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at September 27, 2002, and comparing that with the value calculated using the hypothetical forward currency exchange rates.


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

Item 4.  Controls and Procedures
--------------------------------

Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Robert J. Lepofsky, the Chief Executive Officer of the Company, and Jay Zager, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         HELIX TECHNOLOGY CORPORATION

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

The proposed settlement of litigation with Raytheon Company disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, was concluded with dismissal of the action on September 10, 2002.

The Company may be involved in various legal proceedings in the normal course of business. The Company is not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

Item 6(a).  Exhibits
--------------------

The exhibits listed on the Exhibit Index are filed herewith.

Item 6(b).  Reports on Form 8-K
-------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended September 27, 2002.

                         HELIX TECHNOLOGY CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         HELIX TECHNOLOGY CORPORATION
                                                 (Registrant)





October 18, 2002                         By:  /s/ Jay Zager
----------------                              -----------------------
Date                                          Jay Zager
                                              Senior Vice President
                                              Chief Financial Officer

                         HELIX TECHNOLOGY CORPORATION

CERTIFICATION
-------------

I, Robert J. Lepofsky, President and Chief Executive Officer of Helix Technology Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Helix Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 18, 2002               /S/ Robert J. Lepofsky
       ----------------               ----------------------------
                                      Robert J. Lepofsky
                                      President and Chief Executive Officer

                         HELIX TECHNOLOGY CORPORATION

CERTIFICATION
-------------

I, Jay Zager, Senior Vice President and Chief Financial Officer of Helix Technology Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Helix Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 18, 2002             /S/ Jay Zager
       ----------------             -----------------------
                                    Jay Zager
                                    Senior Vice President
                                    Chief Financial Officer

                         HELIX TECHNOLOGY CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibits
-------     -----------------------

10.1 Employment Agreement dated August 1, 2002, between the Company and Robert E. Anastasi (supercedes all other prior agreements). *

10.2 Employment Agreement dated August 9, 2002, between the Company and Jay Zager. *





* Denotes management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.