Form 10-K
period 2002-12-31
HELIX TECHNOLOGY CORP
filed 2003-01-30
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002,
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-6866

HELIX TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-2423640 (I.R.S. Employer Identification No.)
Mansfield Corporate Center, Nine Hampshire Street, Mansfield, Massachusetts (Address of principal executive offices)	02048-9171 (Zip Code)

Registrant's telephone number, including area code: (508) 337-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2002, (computed by reference to the quoted last selling price of such stock in the over-the-counter market on June 28, 2002), was $537,726,002. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 15, 2003, was $332,815,851.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of January 15, 2003, was 26,103,204.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	Part of Form 10-K into Which Incorporated
Portions of the registrant's Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the SEC in March 2003	Part III

PART I

ITEM 1.   BUSINESS.

Helix is a world leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. Our vacuum systems provide enabling technology for several key steps within the semiconductor manufacturing process, including ion implantation, physical vapor deposition, chemical vapor deposition and etching. Semiconductor manufacturers use our systems to create and maintain a vacuum environment, which is critical to their manufacturing processes. We are a leading provider of vacuum systems technology to the world's largest semiconductor capital equipment and semiconductor manufacturers, placing us at a critical point in their advanced technology manufacturing process. We have long-standing customer relationships with many semiconductor capital equipment manufacturers, including Applied Materials, Axcelis, Matsushita, Novellus, Varian Semiconductor and Veeco, as well as semiconductor manufacturers such as Agere, Atmel, Fujitsu, Infineon, Intel, Motorola, NEC, Samsung, STMicroelectronics, Texas Instruments and TSMC. Our products are also used in a broad range of industrial manufacturing applications and advanced research and development laboratories.

We also provide an extensive range of global support and vacuum system monitoring services that lower our end-users' total costs of ownership. We increase our customers' system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers' installed base of production tools. Our service offerings include our GUTS® (Guaranteed Up Time Support) customer response system and our GOLDLink® (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real-time, the vacuum system performance of our customers' production tools. Our GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

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

To meet these demands, semiconductor manufacturers have sought volume and efficiency improvements through increased equipment utilization, higher manufacturing yields, the addition of manufacturing equipment in existing facilities and the construction of new fabrication facilities. To achieve greater economies of production, the semiconductor industry is currently transitioning from building semiconductor wafers that are 200 millimeters in diameter to wafers that are 300 millimeters in diameter with the goal of producing more chips per wafer, thus lowering the cost per chip. This transition to new 300 millimeter equipment is expected to continue over the next several years and represents one of the primary drivers of growth in the semiconductor capital equipment industry in the near term.

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

Comprehensive, Integrated Vacuum Solutions.  We combine our innovative vacuum pumping and measurement components with our proprietary On-Board® diagnostic and control technology to provide comprehensive, high-performance vacuum solutions. Our On-Board technology is based upon a comprehensive control architecture that serves as a foundation for the development of highly integrated product offerings. We provide both the hardware and software elements that integrate process control, diagnostics and communication capabilities for all components within the vacuum system. This integration capability extends to vacuum system components manufactured by other suppliers and allows our products to interoperate with their products. Our integrated solutions directly address our end-users' concerns by increasing system uptime, lowering the total cost of ownership, and facilitating the move to remote e-diagnostics of critical enabling processes. We further leverage the information collected by our On-Board technology to provide enhanced customer support services and a range of information-based services.

Broad Customer Base.  We have long-standing customer relationships with both OEMs and end-users of semiconductor capital equipment. Over the last three years, an average of approximately 42% of our net sales have come directly from end-users. We believe our strong relationships with end-users provide us with a competitive advantage over many other suppliers to the semiconductor capital equipment industry. Our work with both OEMs and end-users provides us with unique insights into emerging technologies and applications. We understand our customers' specific needs, and we incorporate our insights into our innovative product offerings. Our balanced mix of OEM and end-user customers and status as a supplier to essentially all of the major front-end OEMs in our segment demonstrates our leading position in the industry.

Superior Global Customer Service and Support.  Continuous production tool operation is critical for our customers. We believe providing a high level of service and support gives us a competitive advantage and enhances our ability to build long-term customer relationships. We continue to build upon the solid relationships that have been established with our customers through the introduction of proactive TrueBluesm Service Agreements. Helix TrueBlue Service Agreements allow our customers to realize the benefits of improved performance, increased productivity, ease of business transactions, and the application of knowledge in solving more of their problems. Our leading edge technology and world-class customer support resources are leveraged as an integral part of our service and support capabilities. Through our GUTS rapid response offering, we provide our customers anywhere in the world access 24 hours a day to a trained Helix employee who can diagnose a problem and initiate a corrective action within one hour. GOLDLink allows us to help our customers monitor the operating performance of their manufacturing facilities and recommend preventative courses of action before problems occur. We have ten service and support offices around the world, and as of December 31, 2002, 164, or 29%, of our employees were dedicated to our global customer service and support activities.

World-Class, Responsive Manufacturing Operations.  We have established a fast cycle-time manufacturing process that provides us with the flexibility to meet the rapidly changing requirements of our customers. We have harnessed our significant manufacturing expertise and our long-standing supplier relationships to build a "just-in-time" manufacturing process that utilizes outsourced subassembly for certain components and allows us to better manage the cyclicality of our business. Our "just-in-time" process allows us to respond to our OEM customers' rapidly changing product needs and help them operate their manufacturing processes at peak efficiency levels.

Technological Leadership in Complex Vacuum Solutions.  Since our inception in 1967, we have participated in the vacuum technology industry and have applied this knowledge to the development of sophisticated vacuum systems for advanced technology applications such as the building of integrated circuits. Our team of scientists, product development personnel, manufacturing specialists and hardware and software engineers are all focused on advancements in vacuum technology. Our customers recognize us as experts capable of assisting them in the design and selection of vacuum systems and components for their new product initiatives and fabrication facilities. As of December 31, 2002, we had 205 patents issued and 54 patents pending relating to the design and development of our products and systems.

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

We also provide waterpumps and turbopumps, under the TurboPlus® line of products, to support the CVD and etch processes. Our waterpumps are high-performance vacuum pumps that optimize the performance of CVD and etch systems by increasing water vapor pumping speed by a factor of five or more, improving system throughput and providing better process results. TurboPlus Vacuum Pumps offer the process advantages of throughput pumping from the turbopump and the uptime benefits of high-speed water vapor pumping, integrated into a compact package with a single, easy-to-use interface.

Over the last three years, net sales of our CTI-Cryogenics products and related support services represented the majority of our consolidated net sales.

Vacuum Measurement Components and Systems

Our Granville-Phillips STABIL-ION®, CONVECTRON® and MICRO-ION® vacuum measurement components and systems are used in the PVD, ion implantation, CVD, and etch processes. Our vacuum gauging products are also integrated into analytical instruments, primarily mass spectrometers. STABIL-ION, CONVECTRON and MICRO-ION systems are individually calibrated at numerous pressure values resulting in a stable and accurate gauge that does not change calibration with time of use. This stable calibration is essential to starting the production process at the same true pressure on every production run. It also provides improved gauge-to-gauge reproducibility, which is essential for process replication.

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

Over the last three years, net sales of our Granville-Phillips products and related services represented between 15% and 20% of our net sales.

Global Support Services

To our customers, even a few minutes of production downtime is unacceptable. Given the magnitude of the investment in plant and equipment and the value of the work-in-process, which is expected to increase with the move to 300 millimeter production equipment, tool availability is a priority for our customers.

From the industry standard of GUTS to the pioneering e-Diagnostic implementation of GOLDLink support, the Company has continually demonstrated its commitment to serving our customer base with the most advanced, innovative tools available.

We introduced our GUTS rapid response system in 1986. Our GUTS rapid response system is broadly recognized for delivering superior responsiveness to problems whenever and wherever they may occur. Every call to our customer service center is answered by a capable, empowered Company employee who has the resources to diagnose a customer problem and initiate corrective action, including dispatching a technician or part to the customer in less than one hour.

While our GUTS rapid response system continues to be a leader in reactive customer support, the industry is moving toward enhanced service offerings which rely on proactive problem solving to boost customer productivity. Extended service agreements which leverage

Helix core competencies and rely on key technology and capabilities such as Internet-based remote e-diagnostics can further enhance production efficiency and throughput. With the introduction of TrueBluesm Service Agreements we are well positioned to extend the benefits of e-diagnostics using our On-Board Information Network and our GOLDLink capability. Coupled with our On-Board technology, the GOLDLink network provides us with the ability to access performance data of key vacuum system components, including third-party products, right at the production tool. GOLDLink consists of three key components: hardware and software located on tools in the manufacturing facility, our customer support center and support engineers, and the networks connecting the tools and our support operations.

Our GOLDLink capability allows our customers to redirect their employees to focus on their core competencies by leveraging our vacuum technology and control core competencies. Our ability to detect performance anomalies before they cause a system failure minimizes our customers' risk of significant tool downtime and can result in increased plant productivity.

In the past few years, we received approximately 30% to 40% of our net sales from our global support services, including the delivery and installation of spare parts, retrofits and upgrades.

Customers

We market and sell our products and services primarily to large original equipment and end-user manufacturers of semiconductor, data storage, flat panel display, and other industrial applications. Net sales to OEMs represented 50%, 53% and 72% of our net sales for 2002, 2001 and 2000, respectively.

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

Other Customers

We sell our products and services to OEMs and producers of end products in a variety of industrial markets. Our products are used in a variety of analytical instruments and industrial and scientific research products. Thin-film optical coatings are used in the manufacture of many industrial products including architectural glass, eyeglasses, lenses, and front surface mirrors. Thin films of diamond-like coatings and other materials are currently applied to products to strengthen and harden surfaces on such diverse products as tools, razor blades, automotive parts, and hip joint replacements.

The table below represents some of our customers in each of our primary target markets:

Semiconductors	Semiconductor Equipment	Data Storage

Agere	Applied Materials	Seagate
Atmel	Axcelis	Unaxis
Fujitsu	Matsushita	Veeco
Infineon	Novellus
Intel	Varian Semiconductor	Flat Panel Displays
Motorola	Veeco
NEC		AKT
Samsung		Philips
STMicroelectronics
Texas Instruments		Analytical Instruments
TSMC
Agilent
Riber

Our one reportable segment is the development, manufacture, sale and support of cryogenic and vacuum equipment. Our largest customer is Applied Materials, the world's largest manufacturer of semiconductor capital equipment, representing 27%, 22% and 41%, of our net sales for 2002, 2001 and 2000, respectively. Our 10 largest customers accounted for 43%, 37%, and 60%, of our net sales for 2002, 2001, and 2000, respectively.

Sales and Marketing

We sell our products and services, primarily through direct sales personnel, to customers in the United States, Europe, and the Pacific Rim. Our sales and service personnel are located at our headquarters in Mansfield, Massachusetts, and in regional offices in Longmont, Colorado; Santa Clara, California; Austin, Texas; Tempe, Arizona; Amsterdam, the Netherlands; Darmstadt, Germany; Orsay, France; Livingston, Scotland; Tokyo, Japan; Hsinchu, Taiwan; and Shanghai, China. We also have distributors and representatives in other major markets. See Note G, "Segment Information," of the Notes to Consolidated Financial Statements for further discussion of our U.S. and international sales.

We market our products worldwide to companies in our target customer segments. We use several marketing programs focused on our targeted markets to support the sale and distribution of our products. We use exhibitions at a limited number of prominent tradeshows and conferences and presentations at technology seminars to promote awareness of the Company and its products. We also utilize promotional product literature and advertise and publish technical articles in select trade and technical journals.

Manufacturing

We manufacture our pump and compressor components at our facility in Mansfield, Massachusetts, and our measurement gauge components at our Longmont, Colorado, facility. Our use of a lean manufacturing organization, including fast cycle times, embedded quality control, and supply chain management, positions us to meet or exceed our customers' demands.

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

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. We believe that our success will depend upon our ability to identify and provide total systems solutions for our customers' problems. We seek to develop new products and enhancements to our existing products that meet changing customer requirements in our current and new markets. We have in the past made, and expect to continue to make, substantial investments in product and technological development. We believe our experience and relationships will remain important factors to enable us to develop products to meet our customers' needs and penetrate our target markets. Through our direct sales process, we monitor changing customer needs, changes in the marketplace and emerging industry standards, and are therefore better able to focus our research and development efforts to address these evolving industry requirements.

We expended $14.7 million in 2002 and $16.1 million in both 2001 and 2000 on research and development efforts. We have continued our commitment to invest in new product development to maintain our technological and market leadership, including new products for commercial applications, projects for 300 millimeter products, and enhancements of our core products and GOLDLink support. We perform our research and product development activities at our headquarters facility in Mansfield, Massachusetts, and at our Longmont, Colorado facility.

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

Employees

As of December 31, 2002, we had 547 permanent and 28 temporary employees worldwide, of which 467 were employed in North America, 71 in Asia and 37 in Europe. As of December 31, 2002, none of our employees based in the United States were represented by a union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationship with our employees to be good.

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

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection, as well as contractual restrictions, in the United States and in other countries to protect our proprietary rights in our products and our business. As of December 31, 2002, we had 100 patents in the United States and 105 patents in other countries, as well as 54 patent applications (11 in the United States and 43 in other countries) on file with various patent agencies worldwide. These patents expire at various years through 2021. No patents that we consider significant expire during the next five years.

We have a number of trademarks that we consider important to our business. These trademarks are protected by registration in the United States and other countries in which we market our products.

Backlog

We had approximately a $6.2 million backlog of orders that we believed to be firm at December 31, 2002, compared with $7.0 million at December 31, 2001. We expect to recognize revenue from essentially all of the December 31, 2002, backlog during 2003.

Available Information

The Company's Internet address is www.helixtechnology.com. We make available free of charge through our Website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the Website is not part of this report.

ITEM 1A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is information regarding our current executive officers who do not serve as our directors.
Name and Title	Age	Business Experience
James Gentilcore Executive Vice President and Chief Operating Officer	50

Mr. Gentilcore joined us as our Executive Vice President and Chief Operating Officer in December 2002. Prior to joining Helix, Mr. Gentilcore spent six years with Advanced Energy Industries, Inc., a manufacturer of integrated subsystems for the semiconductor industry, most recently as Chief Operating Officer. From 1990 to 1996, Mr. Gentilcore served as Corporate Vice President of Marketing at MKS Instruments Inc., a manufacturer of process instrumentation and subsystems for the semiconductor industry.

Jay Zager Senior Vice President and Chief Financial Officer	53

Mr. Zager joined us as our Senior Vice President and Chief Financial Officer in January 2002. From May 2000 to October 2001, Mr. Zager served as Executive Vice President and Chief Financial Officer of Inrange Technologies Corporation, a storage networking company. He served as a Vice President in the Enterprise Solutions Group of Compaq Computer Corporation from 1998 through 1999. From 1985 through 1998, Mr. Zager held several senior management positions with Digital Equipment Corporation, including Vice President and Chief Financial Officer, Worldwide Engineering and Research; Vice President, Business Development; and Group Controller of the U.S. Sales and Service division.

Robert E. Anastasi Executive Vice President	56

Mr. Anastasi has served as Executive Vice President since February 2001. Prior to that he served as a Senior Vice President from July 1997 until February 2001 and as a Vice President from June 1991 to July 1997.

Mark E. Jalbert Senior Vice President	50

Mr. Jalbert was elected as Senior Vice President in December 2002. Prior to that he served as Senior Vice President of Global Customer Operations from September 2001 until December 2002, Vice President of Sales from 1998 to September 2001, Director of Sales from 1997 to 1998, and Regional Sales Manager from 1988 to 1997.

Susan Cutright Vice President and General Counsel	42

Ms. Cutright joined us as our Vice President and General Counsel in July 2002. Prior to that, she served as Vice President and General Counsel of Interoute Telecommunications, Inc., a telecommunications company, from August 1999 through 2001. From 1989 to August 1999, she served in various legal and management positions with Westinghouse Electric Corporation (a media and industrial conglomerate renamed CBS Corporation and merged with Viacom, Inc.) and its voice and data communications division.

ITEM 2.   PROPERTIES.

We occupy approximately 346,300 square feet worldwide, as described in the table below.

Location	Size (Sq. Ft.)	Lease Expires		Functions

Massachusetts	155,000	2006	(1)	Corporate headquarters, engineering,
	63,000	2004		manufacturing, sales and marketing, customer
				support, repair center, and administration
Colorado	60,000	2015		Engineering, manufacturing, and sales and marketing
California	11,000	2003		Sales office, customer support, and repair center
Texas	12,000	2005		Sales office and customer support
Arizona	3,000	2006		Sales office and customer support
Scotland	5,300	2020		Sales office and customer support
Germany	2,500	2003		Sales office and customer support
France	6,400	2003		Sales office, customer support, and repair center
Japan	4,200	2004		Sales office and customer support
	8,100	2004		Repair center
Taiwan	7,500	2003		Sales office, customer support, and repair center
China	8,300	2005		Sales office, customer support, and repair center

(1)  The lease on this facility provides for renewal options for up to fifteen additional years.

We believe we have adequate facilities to meet our currently anticipated requirements and that suitable additional or substitute facilities will be available if required.

During the fourth quarter of 2002, we initiated a plan to consolidate our Massachusetts operations into our existing 155,000 square foot facility and reduce our space requirements at our Arizona, California, Texas and Japan operations.

ITEM 3.   LEGAL PROCEEDINGS.

The Company concluded a settlement with Raytheon Company pursuant to an Agreement in Principle dated July 11, 2002, in connection with an action brought in 1998 in Massachusetts Superior Court, and involving allegations of defects in certain components the Company discontinued selling in 1994. While we continuously denied all claims, the Company and its insurers concluded that it was in the Company's best interest to reach an out-of-court settlement to avoid the distraction and expense of a jury trial. Under the terms of the settlement, the Company paid $2.8 million and insurance providers paid an additional $2.1 million and essentially all of the legal costs associated with the litigation.

The Company may be involved in the normal course in ordinary routine litigation incidental to the business. The Company is not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2002, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol HELX. At December 31, 2002, there were 26,103,204 shares of common stock outstanding and approximately 590 common stockholders of record.

Price Range of Common Stock and Cash Dividend Per Common Share

The following table sets forth the high and low sale prices per share of our common stock during each of the quarters for the two most recent fiscal years.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
High	$26.25	$30.14	$20.78	$14.90
Low	$18.05	$17.85	$ 8.47	$ 6.65
Cash dividends per share	$ 0.08	$ 0.08	$ 0.08	$ 0.04

2001
High	$32.91	$33.44	$30.55	$24.50
Low	$21.13	$20.38	$14.75	$14.97
Cash dividends per share	$ 0.12	$ 0.12	$ 0.12	$ 0.08

On January 29, 2003, the Board of Directors declared a quarterly cash dividend of $0.04 per common share payable on February 19, 2003, to common stockholders of record at the close of business on February 10, 2003.

Equity Compensation Plan Information

Number of securites
Remaining available for future
issuance under equity
	Number of securities to be		compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities reflected
	outstanding options	price of outstanding options	in column(a))

Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	619,000	$20.50	181,250
Equity compensation plans not
approved by security holders	--	--	--

Total	619,000	$20.50	181,250

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

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
	December 31,

(in thousands except per share data)	2002	2001	2000	1999	1998

Net sales	$100,241	$112,994	$253,085	$139,389	$95.345
Net (loss) income(1)	$(19,418)	$(5,940)	$45,870	$15,864	$(1,920)
Basic net (loss) income per share	$(0.77)	$(0.26)	$2.04	$0.71	$(0.09)
Diluted net (loss) income per share	$(0.77)	$(0.26)	$2.02	$0.70	$(0.09)
Cash dividends per share(2)	$0.28	$0.44	$0.48	$0.48	$0.75
Total assets	$159,471	$113,580	$141,968	$93,655	$75,652
Basic shares	25,364	22,565	22,498	22,336	22,262
Diluted shares	25,364	22,565	22,762	22,623	22,262

(1) Net loss for the year ended December 31, 2002, reflects $13,214,000 of a litigation settlement, restructurings and other charges, work force reductions, exit costs for leased facilities and writeoff of certain assets. Net loss for the year ended December 31, 2001, reflects a restructuring charge of $1,047,000 related to work force reductions. Net income for the year ended December 31, 1999, reflects the gain on sale of our Colorado facility of $1,397,000. Net loss for the year ended December 31, 1998, reflects merger and other special charges of $3,546,000 related to the acquisition of Granville-Phillips Company and restructuring and other special charges of $2,500,000 related to work force reductions, exit costs for a leased facility, and impairment of certain assets. See Note I of "Notes to Consolidated Financial Statements."

(2) Cash dividends per share declared in periods prior to the acquisition of Granville-Phillips Company are based on shares outstanding at that time and therefore do not reflect the 2,383,000 shares issued as part of the acquisition.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our financial statements, related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other factors discussed under "Forward-Looking Statements" below and under "Important Factors That May Affect Future Results" in Exhibit 99.1 to this Annual Report on
Form 10-K.

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

We also provide an extensive range of global support and vacuum system monitoring services that lower our end-users' total costs of ownership. We increase our customers' system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers' installed base of production tools. Our service offerings include our unique GUTS (Guaranteed Up Time Support) customer response system and our innovative GOLDLink (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers' production tools. Our GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

The principal market we serve is the global semiconductor capital equipment industry, a highly cyclical business. As a result, we have experienced significant variations in net sales, expenses, and results of operations in the periods presented and such variations are likely to continue.

Significant Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, adequacy of reserves, valuation of investments and income taxes. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition. We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. Net sales from global support services is recognized as performed or ratably over the period of the related agreements. We recognize net sales from upgrade sales upon customer acceptance provided installation has been completed. As part of a sale, we offer customers a warranty on defects in materials and workmanship. We continuously monitor and track the related product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory and Reserves for Excess and Obsolescence. We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost, based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required. If inventory is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold, which will result in improved margins in the period.

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

Restructuring Charges. During 2002 and 2001, we recorded significant charges in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Actual experience may be different from these estimates. For more information, see Note I to the consolidated financial statements.

Tax Contingencies. Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations

Fiscal Year Ended December 31, 2002, Compared to the Fiscal Year Ended December 31, 2001

In 2002, we continued to experience the significant slowdown in the global market for semiconductor capital equipment that began in 2001. Net sales for 2002 were $100.2 million as compared with net sales for 2001 of $113.0 million, a decrease of 11.3%. We are currently experiencing stable weekly order bookings; however, visibility remains unclear.

Cost of sales for 2002 was $73.0 million compared with $75.3 million for 2001, a decrease of 3.0%. The gross margin for 2002 was 27.1% compared with 33.4% for 2001. Cost of sales for 2002 included an additional fourth quarter charge for excess and obsolete inventory totaling $1.7 million resulting from the significant slowdown in the global market for semiconductor capital equipment and from expected efficiencies to be gained in our future delivery of global customer support. We monitor and forecast expected inventory needs based on our constantly changing sales forecast and writedown or writeoff inventory when it becomes obsolete or when it is deemed excess. Excluding these charges, the gross margin for 2002 would have been 28.8%, a decline from 2001, primarily due to lower sales volume that reduced utilization of manufacturing capacity.

Research and development expenses were $14.7 million for 2002, or 14.6% of net sales, compared to $16.1 million for 2001, or 14.2% of net sales. We maintain a commitment to developing technologies to support a new generation of products for 300 millimeter- capable production tools, to expand our support service capability and to improve our core component product lines.

Total selling, general and administrative expenses for 2002 were $37.7 million, as compared with $35.1 for 2001. The increase in selling, general and administrative expenses was primarily due to the nonrecurring litigation settlement charge of $2.8 million in 2002. Total selling, general and administrative expenses excluding the nonrecurring litigation settlement charge remained consistent with the prior year, reflecting a decrease in spending due to the restructuring program completed in the third quarter of 2001 offset by an increase in depreciation expense associated with our new global information system and associated startup costs. Depreciation expenses are expected to remain at their current levels in 2003. However, our ongoing cost containment and cost reduction initiatives are expected to reduce future selling, general and administrative expenses.

Restructurings and other charges recorded during the fourth quarter of 2002 were associated with the initiation of a worldwide cost-reduction program and the suspension of an internal-use software development program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. The $8.7 million charged to restructurings and other charges is comprised of $3.0 million of employee severance costs; $2.8 million to consolidate leased facilities; and $2.9 million to write off certain software.

The employee costs of $3.0 million primarily consist of severance and fringe benefits to terminate approximately 130 employees. The affected employees, most of whom were located in the United States, were primarily full-time nonmanufacturing employees. Notification and termination benefits were communicated to employees in the fourth quarter of 2002. The majority of the terminations took place in 2002, and the remaining terminations are expected in the first quarter of 2003. All remaining severance benefits are expected to be paid in full during 2003. The Company expects to realize approximately $2.0 million in quarterly savings from the reduction in force.

The $2.8 million of net exit costs related to facility closures resulted from the planned consolidation of customer support facilities located in Massachusetts; facility reductions of satellite sales and customer support facilities located in Texas, Arizona, and California; and consolidation of sales and service centers located in Japan. These accrued costs reflect payments required under operating lease contracts in excess of expected sub lease rentals and costs for writing down related leasehold improvements at the affected facilities. The consolidation of these facilities is expected to result in quarterly cost savings of approximately $0.4 million.

We also suspended an internal-use software development program given current market conditions and timing of market application, resulting in a $2.9 million charge.

Royalty and equity income from our joint venture in Japan for 2002 decreased to $0.6 million from $2.4 million in 2001 due to the continued decline in the Japanese semiconductor capital equipment market.

Interest and other income was $0.9 million for both 2002 and 2001. In 2002, higher average cash, cash equivalent and investment balances resulting from the public offering completed in March 2002 were offset by lower interest rates.

We had a pretax loss of $32.4 million in 2002, resulting in a tax benefit of $12.9 million, compared with a pretax loss of $11.2 million and a tax benefit of $5.3 million for 2001. The effective tax rates for 2002 and 2001 were 40% and 47%, respectively. The tax rates differ from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture. These tax credits and equity income increase our tax rate on pretax losses and decrease our tax rate on pretax income. The decline in the 2002 tax rate was primarily attributable to the decline in the benefit received from lower undistributed nontaxable equity income from our joint venture.

Fiscal Year Ended December 31, 2001, Compared to the Fiscal Year Ended December 31, 2000

In 2001, a slowdown in the global market for semiconductor capital equipment impacted us after we had experienced a period of significant growth in 1999 and 2000. Our net sales for 2001 were $113.0 million compared with net sales for 2000 of $253.1 million, a decrease of 55.4%.

Cost of sales for 2001 was $75.3 million compared with $132.0 million for 2000, a decrease of 43.0%. The gross margin for 2001 was 33.4% compared with 47.9% for 2000. The reduction in gross margin was primarily attributable to decreased production volume as overhead costs were spread over a smaller sales base.

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

Royalty and equity income from our joint venture in Japan decreased by $1.7 million to $2.4 million in 2001 from $4.1 million in 2000, due to the decline in the Japanese semiconductor capital equipment market in 2001.

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

Quarterly Financial Results

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2002. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	Quarter Ended

	March 30,	June 29,	Sept. 28,	Dec. 31,	March 29,	June 28,	Sept. 27,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

(in thousands except per share data)

Net sales	$48,641	$26,604	$20,445	$17,304	$20,380	$29,015	$27,395	$23,451
Cost of sales	28,507	18,495	14,444	13,829	15,541	19,653	19,279	18,564
Research and development	4,233	4,209	3,731	3,896	3,516	3,968	3,601	3,585
Selling, general and
administrative	9,905	9,460	7,860	7,850	8,059	8,514	9,413	8,932
Litigation settlement costs	--	--	--	--	--	2,800	--	--
Restructuring and other
charges	--	--	1,047	--	--	--	--	8,714
Operating income (loss)	5,996	(5,560)	(6,637)	(8,271)	(6,736)	(5,920)	(4,898)	(16,344)
Net income (loss)	4,980	(3,235)	(4,082)	(3,603)	(4,470)	(3,787)	(2,199)	(8,962)
Basic net income (loss) per
share	0.22	(0.14)	(0.18)	(0.16)	(0.19)	(0.15)	(0.08)	(0.34)
Diluted net income (loss) per
share	0.22	(0.14)	(0.18)	(0.16)	(0.19)	(0.15)	(0.08)	(0.34)

Liquidity and Capital Resources

Cash used by operating activities in 2002 was $7.1 million, compared with cash provided by operating activities of $9.2 million in 2001. Excluding the $2.8 million payment required by the non-recurring litigation settlement, the remaining $4.3 million used by operations was primarily due to a higher net loss in 2002.

In 2002 we spent $5.5 million, principally for the continued effort associated with the implementation of our global information system, the U.S. portion of which went live during July 2002. In 2001, capital expenditures were $15.9 million, principally for our new Japanese service center, implementation of our global information system and enhancements to the GOLDLink support system. We expect capital expenditures for 2003 to be only slightly lower than 2002 due to the consolidation of facilities related to our restructuring plan and to support ongoing business initiatives.

On March 19, 2002, we completed a public offering of 3,450,000 shares of our common stock. We realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Cash dividends paid to our stockholders during 2002 were $7.0 million, compared with $9.9 million for 2001. We paid a quarterly common stock dividend of $0.12 per share for the first three quarters of 2001. In October 2001, after considering the uncertain business environment in the semiconductor equipment industry, our Board of Directors reduced the quarterly dividend to $0.08 per share. After paying the quarterly dividend of $0.08 per share for the first three quarters of 2002, our Board of Directors further reduced the quarterly dividend to $0.04 per share in October 2002, due to the continuing uncertain business environment and lack of visibility in the semiconductor capital equipment market.

We had an agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. In 2002, we terminated this agreement and, as a result, did not have any amounts outstanding at December 31, 2002.

We manage our foreign exchange rate risk arising from intercompany foreign currency denominated transactions through the use of foreign currency forward contracts. The gains and losses on these transactions are not material.

We had a three-year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted us to borrow up to $25.0 million, subject to compliance with certain covenants. We never borrowed against the agreement and terminated it in April 2002.

We believe that our existing funds and anticipated cash flow from operations will satisfy our working capital and capital expenditure requirements for at least the next 12 months.

Legal Proceedings

We concluded a settlement with Raytheon Company pursuant to an Agreement in Principle dated July 11, 2002, in connection with an action brought in 1998 in Massachusetts Superior Court, and involving allegations of defects in certain components we discontinued selling in 1994. While we continuously denied all claims, the Company and its insurers concluded that it was in our best interest to reach an out-of-court settlement to avoid the distraction and expense of a jury trial. Under the terms of the settlement, we paid $2.8 million and insurance providers paid an additional $2.1 million and essentially all of the legal costs associated with the litigation.

We may be involved in various legal proceedings in the normal course of business. We are not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. At the time we adopted this standard in 2002, it did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated With Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. We will adopt the provision of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (SFAS 123)," which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the disclosure only provisions of both SFAS 123 and SFAS 148.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements appear principally in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like "expect," "anticipate," "plan," "believe," "seek," "estimate," and similar expressions.

The forward-looking statements include statements about:
-	Our strategic plans;
-	The outlook for our business and industry;
-	Anticipated expenses;
-	Anticipated sources of future revenues; and
-	The sufficiency of capital to meet working capital and capital expenditure requirements.

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on our behalf. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise.

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

In addition to the cyclical nature, risks and uncertainties of the semiconductor industry, the Company faces the following risks and uncertainties among others:
-	Dependence on a limited number of customers and concentration of sales to one or a few customers;
-	Reduction of potential customers due to industry consolidation and outsourcing of the manufacture of semiconductors;
-	The need to continuously develop, manufacture, and gain customers' acceptance of new products and product enhancements;
-	The need to achieve widespread market acceptance among our customers and others of our service initiative;
-	Our ability to continue to provide satisfactory levels of product services and maintenance and warranty support to our customers;
-	Our ability to compete successfully with current and future competitors in our industry;
-	Our ability to continue necessary capital investments during industry downturns and to anticipate or expand sales;
-	Dependence upon sole- and limited-source suppliers for certain components and subassemblies included in our products and systems;
-	Potential liability claims based on alleged defects in our products or errors in performing product-related services;
-	Economic downturns abroad affecting our sales to foreign markets;
-	Our ability to protect our proprietary technology without substantial costs and disruption to our core business strategy;
-	Our ability to attract and retain certain key personnel; and
-	Our ability to expand through acquisitions of complementary businesses and to integrate successfully any acquired companies.

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis, which could materially affect our business, financial position, results of operations, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the years presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at December 31, 2002, was $10.0 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at December 31, 2002, would be $1.0 million, which would be essentially offset by corresponding gains related to underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at December 31, 2002, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

Credit Risk

We are exposed to concentration of credit risk in cash and cash equivalents, investments, trade receivables, and short-term foreign exchange forward contracts. We place our cash and cash equivalents with major financial institutions, with high quality credit ratings. Our investments consist of money market funds, municipal government agencies, and tax-free bonds or investment-grade securities. We enter into short-term foreign currency exchange contracts with our primary bank.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES COVERED BY
THE REPORT OF INDEPENDENT ACCOUNTANTS
Page(s)

Report of Independent Accountants	20

Consolidated Financial Statements of Helix Technology Corporation

Consolidated Balance Sheets as of December 31, 2002 and 2001	21

Consolidated Statements of Operations
for the Years Ended December 31, 2002, 2001, and 2000	22

Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 2002, 2001, and 2000	23

Consolidated Statements of Cash Flows for the Years
ended December 31, 2002, 2001, and 2000	24

Notes to Consolidated Financial Statements	25-38

Financial Statement Schedule for the Years Ended
December 31, 2002, 2001, and 2000

II. Valuation and Qualifying Accounts	39

Schedules other than those listed above have been omitted, since they are either inapplicable or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders
of Helix Technology Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Helix Technology Corporation and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 23, 2003

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
	December 31,

(in thousands except share data)	2002	2001

ASSETS
Current:
Cash and cash equivalents	$26,752	$7,789
Investments	36,567	9,271
Receivables-net of allowances of $641 in 2002 and $400 in 2001	15,036	11,997
Inventories	23,946	27,293
Income tax receivable	10,246	7,344
Deferred income taxes	8,708	5,707
Other current assets	1,833	2,577

Total Current Assets	123,088	71,978

Property, plant, and equipment	64,900	65,115
Less: accumulated depreciation	(40,655)	(35,614)

Net property, plant, and equipment	24,245	29,501
Other assets	12,138	12,101

TOTAL ASSETS	$159,471	$113,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$8,759	$9,105
Payroll and compensation	1,020	986
Accrued restructuring costs	4,344	--
Retirement costs	8,928	6,758
Income taxes	3,692	3,064
Other accrued liabilities	486	700

Total Current Liabilities	27,229	20,613

Commitments and contingencies (Note B)
Stockholders' Equity:
Preferred stock, $1 par value; authorized 2,000,000 shares;
issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000 shares;
issued and outstanding: 26,103,204 in 2002 and 22,611,204
in 2001	26,103	22,611
Capital in excess of par value	76,405	13,878
Treasury stock, $1 par value; 3,840 shares in 2002 and
2,001	(232)	(232)
Retained earnings	31,812	58,261
Accumulated other comprehensive loss	(1,846)	(1,551)

Total Stockholders' Equity	132,242	92,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,471	$113,580

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended December 31,

(in thousands except per share data)	2002	2001	2000

Net sales	$100,241	$112,994	$253,085
Costs and expenses:
Cost of sales	73,037	75,275	131,950
Research and development	14,670	16,069	16,131
Selling, general and administrative	34,918	35,075	42,421
Litigation settlement costs	2,800	--	--
Restructurings and other charges	8,714	1,047	--

	134,139	127,466	190,502

Operating (loss) income	(33,898)	(14,472)	62,583
Joint venture income	639	2,398	4,132
Interest and other income	896	867	1,241

(Loss) income before taxes	(32,363)	(11,207)	67,956
Income tax (benefit) provision	(12,945)	(5,267)	22,086

Net (loss) income	$(19,418)	$(5,940)	$45,870

Net (loss) income per share:
Basic	$(0.77)	$(0.26)	$2.04
Diluted	$(0.77)	$(0.26)	$2.02
Number of shares used in per share calculations:
Basic	25,364	22,565	22,498
Diluted	25,364	22,565	22,762

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
						Accumulated
			Capital			Other		Statements of
		Par	in Exess	Treasury	Retained	Comprehensive		Comprehensive
(in thousands except share data)	Shares	Value	of Par	Stock	Earnings	Income (Loss)	Total	Income

Balance, December 31, 1999	22,375,631	$22,376	$9,314	$(198)	$39,063	$1,068	$71,623

Comprehensive income, net of tax
Net income		--	--	--	45,870	--	45,870	$45,870
Other comprehensive loss:
Foreign currency translation adjustments		--	--	--	--	(1,233)	(1,233)	(1,233)
Unrealized gain on available-for-sale
investment		--	--	--	--	41	41	41

Other comprehensive loss		--	--	--	--	(1,192)		(1,192)

Comprehensive income								$44,678

Shares issued for stock options	235,024	235	4,083	--	--	--	4,318
Shares issued for employee savings plan		--	42	711	--	--	753
Retirement of treasury stock	(73,451)	(74)	(4,361)	4,435	--	--	--
Income tax effect from exercise of stock options		--	3,185	--	--	--	3,185
Shares tendered for exercise of stock options		--	--	(5,180)	--	--	(5,180)
Cash dividends		--	--	--	(10,810)	--	(10,810)

Balance, December 31, 2000	22,537,204	22,537	12,263	(232)	74,123	(124)	108,567

Comprehensive income, net of tax:
Net loss		--	--	--	(5,940)	--	(5,940)	$(5,940)
Other comprehensive loss:
Foreign currency translation adjustments		--	--	--	--	(1,462)	(1,462)	(1,462)
Unrealized gain on available-for-sale
investment		--	--	--	--	35	35	35

Other comprehensive loss		--	--	--	--	(1,427)		(1,427)

Comprehensive loss								$(7,367)

Shares issued for stock options	74,000	74	1,480	--	--	--	1,554
Income tax effect from exercise of stock options		--	135	--	--	--	135
Cash dividends		--	--	--	(9,922)	--	(9,922)

Balance, December 31, 2001	22,611,204	22,611	13,878	(232)	58,261	(1,551)	92,967

Comprehensive income, net of tax:
Net loss		--	--	--	(19,418)	--	(19,418)	$(19,418)
Other comprehensive loss:
Foreign currency translation adjustments		--	--	--	--	(229)	(229)	(229)
Unrealized loss on available-for-sale
investment		--	--	--	--	(66)	(66)	(66)

Other comprehensive loss		--	--	--	--	(295)		(295)

Comprehensive loss								$(19,713)

Shares issued for public offering	3,450,000	3,450	61,796	--	--	--	65,246
Shares issued for stock options	42,000	42	670	--	--	--	712
Income tax effect from exercise of stock options		--	61	--	--	--	61
Cash dividends		--	--	--	(7,031)	--	(7,031)

Balance, December 31, 2002	26,103,204	$26,103	$76,405	$(232)	$31,812	$(1,846)	$132,242

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,

(in thousands)	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(19,418)	$(5,940)	$45,870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,388	5,268	4,233
Deferred income taxes	(3,001)	737	596
Undistributed earnings of joint venture, other	(266)	(1,643)	(4,085)
Shares issued for employee savings plan	--	--	753
Income tax effect from exercise of stock options	61	135	3,185
Noncash asset writedowns and other charges	6,033	--	--
Net change in other operating assets and liabilities(1)	3,066	10,656	(18,672)

Net cash (used) provided by operating activities	(7,137)	9,213	31,880

Cash flows from investing activities:
Capital expenditures	(5,465)	(15,944)	(12,427)
Purchase of investments	(117,255)	(36,624)	(42,512)
Sale of investments	89,893	44,077	41,826

Net cash used by investing activities	(32,827)	(8,491)	(13,113)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,246	--	--
Shares tendered for exercise of stock options	--	--	(5,180)
Net cash provided by employee stock plans	712	1,554	1,250
Cash dividends paid	(7,031)	(9,922)	(10,810)

Net cash provided (used) by financing activities	58,927	(8,368)	(14,740)

Increase (decrease) in cash and cash equivalents	18,963	(7,646)	4,027
Cash and cash equivalents, January 1	7,789	15,435	11,408

Cash and cash equivalents, December 31	$26,752	$7,789	$15,435

(1) Change in other operating assets and liabilities:
(Increase) decrease in receivables	$(3,039)	$28,246	$(20,764)
Decrease (increase) in inventories	1,647	2,911	(11,762)
Increase in income tax receivable	(2,902)	(7,344)	--
Decrease (increase) in other current assets	744	(369)	(582)
(Decrease) increase in accounts payable	(346)	(8,888)	9,503
Increase in accrued restructuring costs	4,344	--	--
Increase (decrease) in other accrued expenses	2,618	(3,900)	4,933

Net change in other operating assets and liabilities	$3,066	$10,656	$(18,672)

Income taxes paid	$378	$3,929	$15,294

Supplemental disclosure of non-cash activity in 2000 of $3,068,000 was reclassed from other accrued expenses to equity in connection with issuance of stock options. There were no amounts reclassed in 2002 or 2001.

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

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, adequacy of reserves, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents include demand deposits, money market accounts, and other highly liquid investments with original maturities of three months or less at the date of purchase, and those with greater than three months are considered to be investments. The Company's investments are classified as available-for-sale securities, and the difference in the cost and fair value of these investments is included in other comprehensive income until maturity or sale of the investment at which time it is included in interest and other income. Interest income was $1,025,000 in 2002, $950,000 in 2001 and $1,154,000 in 2000. The Company's investments consist of the following:
	December 31,

	2002		2001

(in thousands)	Cost	Fair Value	Cost	Fair Value

Money market funds	$--	$--	$946	$946
Municipal bonds, government agencies,
and tax-free bonds	36,592	36,567	8,245	8,325

	$36,592	$36,567	$9,191	$9,271

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, short-term foreign exchange contracts, and trade receivables. Cash and cash equivalents are placed with major financial institutions, with high-quality credit ratings. The Company's investments consist of money market funds, municipal government agencies and tax-free bonds or investment-grade securities. The short-term foreign currency exchange contracts are entered into with the Company's primary bank. The Company's customers are concentrated primarily in one industry segment, the semiconductor manufacturing industry, and, historically, a significant portion of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition and may require deposits on large orders but does not require collateral or other security to support customer receivables.

Inventories
	December 31,

(in thousands)	2002	2001

Finished goods	$8,383	$8,570
Work in process	12,185	13,067
Materials and parts	3,378	5,656

	$23,946	$27,293

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing and engineering overhead costs. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value; if less than cost, based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. Total excess and obsolete inventory charges to cost of sales were $2,877,000 in 2002, $421,000 in 2001 and $913,000 in 2000.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost.

	December 31,

(in thousands)	2002	2001

Machinery and equipment	$29,763	$28,654
Computers and equipment	26,391	15,383
Leasehold improvements	7,597	9,383
Construction in progress	1,149	11,695

	$64,900	$65,115

In the fourth quarter of 2002, the Company wrote off $1,319,000 of leasehold improvements related to facility reductions and $2,863,000 of in-process internal-use software related to a suspended internal use software development program. The resulting total charge of $4,182,000 was included in restructurings and other charges.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining life of the lease. Estimated useful lives of machinery and equipment, and computers and equipment, are from 3 to 5 years and 3 to 10 years, respectively.

Maintenance and repairs are charged to expense as incurred and betterments are capitalized. The cost of assets sold or retired and related depreciation are removed from the accounts at the time of sale and any resulting gain or loss is reflected in income.

Revenue Recognition

The Company recognizes net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. Net sales from global support services is recognized as performed or ratably over the period of the related agreements. The Company recognizes net sales from upgrade sales upon customer acceptance provided installation has been completed. As part of a sale, the Company offers customers a warranty on defects in materials and workmanship. The Company continuously monitors and tracks the related product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns. While such returns have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on the Company's operating results for the period or periods in which such returns materialize. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Research and Development Costs

Research and development costs are expensed as incurred.

Capitalized Software Costs

The Company capitalizes internal-use software development costs in accordance with the provisions of SoP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The capitalized cost is amortized beginning when it is placed into service on a straight-line basis over its estimated life ranging from 3 to 10 years.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recorded $2,863,000 of impairment charges related to the suspension of an internal-use software development program in 2002.

Stock Compensation

Employee stock awards under the Company's and its subsidiaries' compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and related interpretations.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses between financial statements and tax returns. Tax credits are recognized when realized for tax purposes using the "flow-through" method of accounting. The Company has not provided for federal income taxes applicable to undistributed earnings of its foreign subsidiaries and its 50%-owned joint venture since these earnings are indefinitely reinvested. The Company assesses the need for a valuation allowance at each balance sheet date based on all available evidence.

Net (Loss) Income Per Share

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during the year. Diluted net (loss) income per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	For the years ended December 31,

(in thousands except per share data)	2002	2001	2000

Net (loss) income	$(19,418)	$(5,940)	$45,870

Basic shares	25,364	22,565	22,498
Add: Common equivalent shares (1)	--	--	264

Diluted shares	25,364	22,565	22,762
Basic net (loss) income per share	$(0.77)	$(0.26)	$2.04

Diluted net (loss) income per share	$(0.77)	$(0.26)	$2.02

(1) Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). For 2002 and 2001, the Company had 619,000 and 468,000 options outstanding, respectively, not included in the computation of diluted shares. The Company was in a net loss position, and the inclusion of such shares would be anti-dilutive. As of December 31, 2000, 80,000 options outstanding were not included in the computation, because the option price was greater than the average market price of the common shares.

B.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under long-term operating leases.

Future minimum lease payments under the noncancelable operating leases are:

(in thousands)	Operating Leases

2,003	$ 4,903
2,004	4,214
2,005	3,172
2,006	1,705
2,007	653
Later years	5,015

Total	$19,662

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  COMMITMENTS AND CONTINGENCIES (continued)

Total rental expense under operating leases was $6,034,000 in 2002, $5,777,000 in 2001 and $5,334,000 in 2000.

The Company enters into short-term foreign currency forward contracts with its primary bank to minimize the effect of foreign currency exchange rate fluctuations on certain intercompany transactions with its wholly owned European, Taiwanese, and Japanese subsidiaries. These derivative instruments are not designated as hedging instruments; therefore, gains and losses on these transactions are recorded in cost of sales. The gains and losses on these instruments partially offset the realized and unrealized foreign exchange gains and losses of the underlying exposures. The net gains and losses were not material for the years ended December 31, 2002, 2001 and 2000. The notional amounts of the Company's outstanding foreign currency forward contracts at December 31, 2002 and 2001, were $9,984,000 and $9,210,000, respectively.

The Company had an agreement with a bank to sell specific Japanese Yen denominated receivables, subject to recourse provisions. In 2002 we terminated this agreement and as a result did not have any amounts outstanding at December 31, 2002.

The Company may be involved in the normal course in ordinary routine litigation incidental to the business. The Company is not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

The Company had a three-year revolving credit agreement with Fleet National Bank entered into in July 2000 that permitted the Company to borrow up to $25.0 million, subject to compliance with certain covenants. The Company never borrowed against this agreement and terminated it in April 2002.

C.  LITIGATION SETTLEMENT

The Company concluded a settlement with Raytheon Company pursuant to an Agreement in Principle dated July 11, 2002, in connection with an action brought in 1998 in Massachusetts Superior Court, and involving allegations of defects in certain components the Company discontinued selling in 1994. While the Company continuously denied all claims, the Company and its insurers concluded that it was in the Company's best interest to reach an out-of-court settlement to avoid the distraction and expense of a jury trial. Under the terms of the settlement, the Company paid $2.8 million and insurance providers paid an additional $2.1 million and essentially all of the legal costs associated with the litigation.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.  INCOME TAXES

The components of (loss) income before income taxes and the related (benefit from) provision for income taxes are presented below:
	For the years ended December 31,

(in thousands)	2002	2001	2000

(Loss) income before income taxes:
Domestic	$(33,446)	$(11,281)	$66,906
Foreign	1,083	74	1,050

	$(32,363)	$(11,207)	$67,956

Income tax (benefit) provision:
Current:
Federal	$(10,504)	$(6,123)	$18,271
Foreign	425	22	748
State	135	97	2,471

	(9,944)	(6,004)	21,490

Deferred:
Federal	(2,135)	587	400
State	(866)	150	196

	(3,001)	737	596

Total	$(12,945)	$(5,267)	$22,086

The Company's deferred tax assets and (liabilities) are comprised of the following:

	December 31,

(in thousands)	2002	2001

Deferred tax assets:
Inventory valuation	$1,819	$2,198
Compensation and benefit plans	3,370	2,636
Leases	101	138
Depreciation	--	435
Net operating loss and tax credit carryforwards	1,711	95
Restructuring costs	2,653	--
Other	338	259

Total deferred tax assets	9,992	5,761
Deferred tax liabilities:
Depreciation	(1,239)	--
Other	(45)	(54)

Total deferred tax liabilities	(1,284)	(54)

Net deferred tax assets	$8,708	$5,707

Deferred income taxes on undistributed earnings of the foreign subsidiaries are not material. The Company believes that its deferred tax assets are more likely than not realizable; therefore, no valuation allowance is required.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.  INCOME TAXES (continued)

The table below reconciles the expected U.S. federal income tax (benefit) provision to the recorded income tax (benefit) provision in the statements of operations:

	December 31,

(in thousands)	2002	2001	2000

Federal tax computed at statutory rate of 35%	$(11,327)	$(3,923)	$23,785
State income taxes, net of federal income tax
Benefit	(811)	160	1,733
Foreign sales corporation tax benefit	--	--	(1,508)
Foreign earnings not subject to U.S. income
Taxes	(70)	(575)	(1,127)
R&D and foreign tax credits	(400)	(400)	(1,150)
Other, net	(337)	(529)	353

Income tax (benefit) provision	$(12,945)	$(5,267)	$22,086

E.  CAPITAL STOCK

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

Options expire at various dates through the year 2012. At December 31, 2002 and 2001, respectively, 800,250 and 842,250 shares of common stock were reserved for stock options. At December 31, 2002, 2001 and 2000, respectively, 201,375, 188,625 and 161,000 nonqualified stock options were exercisable. In 1989 the Company entered into an agreement with its president under which options to purchase up to 800,000 shares of the Company's common stock were granted at a price of $1.69 per share, exercisable over a ten-year period subject to the attainment of certain financial performance targets. By December 31, 2000, all options under the agreement were exercised.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:
	Options Outstanding			Options Exercisable

Range of		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 8.17 - $20.10	270,750	8.32 years	$16.35	49,250	$16.25
$20.81 - $20.81	227,750	4.77 years	$20.81	89,000	$20.81
$23.11 - $28.83	110,500	7.12 years	$25.92	58,125	$24.42
$65.97 - $65.97	10,000	7.15 years	$65.97	5,000	$65.97

$ 8.17 - $65.97	619,000	6.78 years	$20.50	201,375	$21.86

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.  CAPITAL STOCK (continued)

At December 31, 2002, the Company had 181,250 shares available for future issuance under equity compensation plans for our employees and directors.

The following table summarizes option activity for the years ended 2000, 2001, and 2002:
	Number of	Weighted Average
Options Outstanding	Common Shares	Exercise Price

January 1, 2000	772,274	$16.95

Options granted	40,000	$55.95
Options exercised	(235,024)	$ 7.54
Options canceled	(32,375)	$24.60

December 31, 2000	544,875	$23.42

Options granted	98,500	$27.79
Options exercised	(74,000)	$21.01
Options canceled	(101,000)	$33.84

December 31, 2001	468,375	$22.47

Options granted	235,000	$16.93
Options exercised	(42,000)	$16.95
Options canceled	(42,375)	$25.99

December 31, 2002	619,000	$20.50

The Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." If the accounting provisions of SFAS 123 had been adopted, the effect on net (loss) income and basic and diluted net (loss) income per share would have been as follows:

	For the years ended December 31,

(in thousands except per share data)	2002	2001	2000

As Reported

Net (loss) income	$(19,418)	$(5,940)	$45,870
Basic net (loss) income per share	$(0.77)	$(0.26)	$2.04
Diluted net (loss) income per share	$(0.77)	$(0.26)	$2.02

Pro Forma

Net (loss) income	$(20,066)	$(6,447)	$45,023
Basic net (loss) income per share	$(0.79)	$(0.29)	$2.00
Diluted net (loss) income per share	$(0.79)	$(0.29)	$1.98

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.  CAPITAL STOCK (continued)

The weighted average fair value of options granted during 2002, 2001, and 2000 was $8.52, $14.80 and $31.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Dividend yield	2.1%	1.8%	1.2%
Expected stock price volatility	59%	60%	60%
Risk-free interest rate	4.49%	5.13%	6.38%
Expected holding period (years)	6.3	6.4	6.2

F.  OTHER ASSETS

The Company owns 50% of a joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

Condensed results of operations for the joint venture for each of the three fiscal years ended September 30 are as follows:

(in thousands)	2002	2001	2000

Net sales	$21,256	$36,233	$46,199

Gross profit	$5,133	$11,294	$16,511

Net income	$399	$3,284	$6,443

Helix joint venture income, including royalty income
and equity income	$639	$2,398	$4,132

Condensed balance sheet information as of September 30 is as follows:

(in thousands)	2002	2001

Current assets	$26,257	$29,690
Noncurrent assets	5,606	5,994

Total assets	$31,863	$35,684

Current liabilities	$7,546	$12,152
Long-term liabilities	1,980	1,248
Stockholders' equity	22,337	22,284

Total liabilities and stockholders' equity	$31,863	$35,684

The Company's net investment in the joint venture of approximately $11,169,000 and $11,142,000 at December 31, 2002 and 2001, respectively, is reported in other assets. The Company's net investment at December 31, 2002 and 2001, reflects a cumulative translation loss of $318,000 and $254,000, respectively. This currency translation loss, which is included in stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of United States and international operations follows for the years ended December 31:

	United
(in thousands)	States	International	Consolidated

2002
Net sales	$76,228	$24,013	$100,241
Long-lived assets	$32,647	$3,736	$36,383

2001
Net sales	$87,418	$25,576	$112,994
Long-lived assets	$37,114	$4,488	$41,602

2000
Net sales	$217,885	$35,200	$253,085
Long-lived assets	$27,531	$3,249	$30,780

Export Sales and Significant Customers

The Company's export sales of $10,212,000 in 2002, $7,795,000 in 2001 and $16,431,000 in 2000 are included in U.S. results.

The Company's largest customer, including outsourcing partners, represented 27%, 22%, and 41% of net sales for 2002, 2001, and 2000, respectively.

H.  EMPLOYEE BENEFIT PLANS

A noncontributory defined benefit pension plan and a Section 401(k) defined contribution plan function together as the Company's retirement program, covering substantially all of the Company's U. S. employees. Employees begin participating in the pension plan after completing one year of service. They vest in the benefits after completing five years of service or reaching age 65 while still employed with the Company. The benefits under this plan are based on years of service and final average compensation.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.  EMPLOYEE BENEFIT PLANS (continued)

The following tables set forth the funded status of the defined benefit pension plan and the amount reflected in the Company's consolidated balance sheets, projected benefit obligation, and fair value of assets of the plan.

Reconciliation of Funded Status
	December 31,

(in thousands)	2002	2001

Funded status	$(8,391)	$(2,715)
Unrecognized prior service cost	116	17
Unrecognized net transition asset	(27)	(66)
Unrecognized net actuarial gain	1,171	(2,618)

Accrued pension cost	$(7,131)	$(5,382)

Reconciliation of Projected Benefit Obligation

(in thousands)	2002	2001

Benefit obligation January 1	$10,490	$7,986
Service cost	1,615	1,401
Interest cost	902	693
Plan amendments	114	--
Actuarial loss	3,566	1,300
Benefits paid	(502)	(652)
Settlements or curtailments	(1,521)	(238)

Benefit obligation December 31	$14,664	$10,490

Reconciliation of Fair Value of Assets
(in thousands)	2002	2001

Fair Value of assets January 1	$7,775	$8,930
Actual return on plan assets	(1,000)	(503)
Benefits paid	(502)	(652)

Fair value of assets December 31	$6,273	$7,775

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H.  EMPLOYEE BENEFIT PLANS (continued)

The Company's net pension cost included the following components:
(in thousands)	2002	2001	2000

Service cost	$1,615	$1,401	$1,146
Interest cost	902	693	574
Expected return on assets	(669)	(669)	(611)
Net amortization of:
Prior service cost	16	7	7
Net actuarial gain	(75)	(156)	(291)
Transition obligation	(39)	(39)	(39)
Curtailment gain	--	(236)	--

Net periodic pension cost	$1,750	$1,001	$786

Key assumptions used in computing year-end obligations for the defined benefit plan were:

	2002	2001	2000

Discount rate for obligations	6.75%	7.25%	7.50%
Rate of compensation increase	4.25%	5.00%	5.00%
Long-term rate of return on assets	9.00%	9.00%	9.00%

The Company's Employee Savings Plan is qualified under Section 401(k), and is designed to supplement retirement income. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. Company matching contributions are made 50 percent in cash and 50 percent in the Company's common stock and become 50 percent vested at the end of an employee's second year of service and vest 25 percent per year of service thereafter until becoming fully vested at the end of four years of service. The contributions expense, net of forfeitures, was $1,750,000 in 2002, $1,799,000 in 2001 and $1,817,000 in 2000.

The Company has a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $264,000 in 2002, $167,000 in 2001 and $217,000 in 2000 in connection with this plan.

I.  RESTRUCTURINGS AND OTHER CHARGES

During the fourth quarter of 2002, restructuring and other charges recorded were associated with the initiation of a worldwide cost-reduction program and the suspension of an internal-use software development program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. The $8,714,000 charged to restructurings and other charges is comprised of $3,046,000 of employee severance costs; $2,805,000 to consolidate leased facilities; and $2,863,000 to write off certain software.

The employee costs of $3,046,000 primarily consist of severance and fringe benefits to terminate approximately 130 employees. The affected employees, most of whom were located in the United States, were primarily full-time nonmanufacturing employees. Notification and termination benefits were communicated to employees in the fourth quarter of 2002. The majority of the terminations took place in 2002, and the remaining terminations are expected in the first quarter of 2003. All remaining severance benefits are expected to be paid in full during 2003. The Company expects to realize approximately $2,000,000 in quarterly savings from the reduction in force.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  RESTRUCTURINGS AND OTHER CHARGES (continued)

The $2,805,000 of net exit costs related to facility closures resulted from the planned consolidation of customer support facilities located in Massachusetts; facility reductions of satellite sales and customer support facilities located in Texas, Arizona, and California; and consolidation of sales and service centers located in Japan. These accrued costs reflect payments required under operating lease contracts in excess of expected sub-lease rentals and costs for writing down related leasehold improvements at the affected facilities. The consolidation of these facilities is expected to result in quarterly cost savings of approximately $400,000.

The Company suspended an internal-use software development program given current market conditions and timing of market application, resulting in a $2,863,000 charge.

During the third quarter of 2001, the Company implemented and completed a restructuring program that resulted in the reduction of approximately 110 employees in an initial response to the slowdown in the semiconductor capital equipment industry. As a result, the Company recorded a restructuring charge of approximately $1,047,000 primarily related to severance and fringe benefits costs.

The following table summarizes the components of the restructurings and other charges, the cash payments, non-cash activities, and the remaining accrual as of December 31, 2002:
	Employee
	Severance
	and Fringe	Facility	Asset	Total
	Benefit	Closure	Write-	Restructurings
(in thousands)	Costs	Costs	Downs	and Other Charges

2001 restructuring charges	$1,047	$--	$--	$1,047
Cash payments in 2001	(1,047)	--	--	(1,047)

Balance at December 31, 2001	--	--	--	--

2002 restructuring charges	3,046	1,486	4,182	8,714
Non-cash activity	--	20	(4,182)	(4,162)
Cash payments in 2002	(208)	--	--	(208)

Balance at December 31, 2002	$2,838	$1,506	$--	$4,344

J.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. At the time the Company adopted this standard in 2001, it did not have a material impact on the consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. The Company will adopt the provision of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2002, the FASB released Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (SFAS 123)," which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. The Company will continue to apply the disclosure only provisions of both SFAS 123 and SFAS 148.

HELIX TECHNOLOGY CORPORATION

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001, and 2000 (in thousands)
		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End
Description	of Period	Expenses	Accounts	Reserves	of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$400	$318	$--	$77	$641

Reserve for restructuring activities	$--	$8,714	$--	$4,370	$4,344

Year ended December 31, 2001
Allowance for doubtful accounts	$197	$328	$--	$125	$400

Reserve for restructuring activities	$--	$1,047	$--	$1,047	$--

Year ended December 31, 2000
Allowance for doubtful accounts	$185	$100	$--	$88	$197

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Officers are elected annually by the Board and serve at the discretion of the Board.

Part I. Item 1A, of this Annual Report on Form 10-K is incorporated into this Item 10 by reference.

Additional information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the SEC in March 2003 pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION.

Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the SEC in March 2003, pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the SEC in March 2003, pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no related-party transactions.

ITEM 14.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that the evaluating officers timely received the information that we are required to disclose in the reports we file or submit under the Act.

Changes in Internal Controls

There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)	1.	Financial Statements.

The Consolidated Financial Statements are listed under Item 8 of this report.

	2.	Financial Statement Schedules.

The required Financial Statement Schedules are listed under Item 8 of this report.

	3.	Exhibits.

The Exhibits filed as part of this report are listed on the Exhibit
Index immediately preceeding the exhibits, which Exhibit Index is incorporated herein by reference.

(b)	The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of January 2003.

Helix Technology Corporation (Registrant)
By: /s/ Robert J. Lepofsky Robert J. Lepofsky President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 30th day of January 2003, in the capacities indicated.

Signatures	Titles

/s/Robert J. Lepofsky Robert J. Lepofsky	President and Chief Executive Officer
(Principal Executive Officer)

/s/Jay Zager Jay Zager	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/Teodor Klowan, Jr. Teodor Klowan, Jr.	Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/Gideon Argov Gideon Argov	Director
/s/Arthur R. Buckland Arthur R. Buckland	Director

/s/Frank Gabron Frank Gabron	Director

/s/Robert H. Hayes Robert H. Hayes	Director

/s/Robert J. Lepofsky Robert J. Lepofsky	Director

/s/Marvin G. Schorr Marvin G. Schorr	Director and Chairman of the Board

/s/Mark S. Wrighton Mark S. Wrighton	Director

HELIX TECHNOLOGY CORPORATION

CERTIFICATION
I, Robert J. Lepofsky, certify that:
1.	I have reviewed this annual report on Form 10-K of Helix Technology Corporation;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 30, 2003
/s/ ROBERT J. LEPOFSKY
Robert J. Lepofsky
President and Chief Executive Officer

HELIX TECHNOLOGY CORPORATION

CERTIFICATION
I, Jay Zager, certify that:
1.	I have reviewed this annual report on Form 10-K of Helix Technology Corporation;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 30, 2003
/s/ JAY ZAGER
Jay Zager
Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of April 16, 1998, among Helix Technology Corporation, Helix Acquisition
Corporation, Granville-Phillips Company, and certain principal stockholders of Granville-Phillips Company. Filed as
Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 15, 1998 and incorporated herein by reference.

2.2	Escrow Agreement dated May 7, 1998. Filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed May 15, 1998 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation, as amended on May 7, 1987, May 18, 1988, April 20, 1995 and April 29, 1998. Filed as
Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 15, 1998 and incorporated herein by reference.

3.2	Bylaws, as amended through December 9, 1987. Filed herewith.

10.1	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981. Filed as Exhibit 10.13 to a Registration
Statement on Form S-2, Registration No. 2-84880, and incorporated herein by reference.

10.2	Lease agreement dated July 24, 1984, as amended July 26, 1999, between Long Gate LLC as Lessor and the Company as
Lessee. Filed as Exhibit 10.2 to the Company's Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference.

10.3	Lease agreement dated May 23, 1991, between Mansfield Corporate Center Limited Partnership as Lessor and the Company
as Lessee. Filed as Exhibit 10-(14) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference.

10.4	Lease agreement dated August 7, 1998, between Mitsubishi Jisho Co., Ltd. as Lessor and the Company as Lessee. Filed as
Exhibit 10-(5) to the Company's Form 10-K for the Year Ended December 31, 1998 and incorporated herein by reference.

10.5	Lease agreement dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee. Filed as Exhibit 10.6 to
the Company's Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference.

10.6	The Company's informal incentive bonus plan. Filed as Exhibit 10.9 to a Registration Statement on Form S-2, Registration
No. 2-84880 and incorporated herein by reference.*

10.7	The Company's Supplemental Key Executive Retirement Plan effective February 13, 1992. Filed as Exhibit 14-(14) to the
Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference.*

10.8	The Company's 1996 Equity Incentive Plan. Included as Exhibit A to the Company's Definitive Proxy Statement on
Schedule 14-A filed on March 25, 1996 for its 1996 Annual Meeting of Stockholders held on April 24, 1996 and incorporated herein by reference.*

10.9	The Company's Supplemental Benefit Plan of Helix Technology Corporation, effective April 1, 1999. Filed as Exhibit 10.15 to the Company's Form 10-K for the Year Ended December 31, 1999 and incorporated herein by reference.*

10.10	Directors' Deferred Compensation Plan. Filed as Exhibit 10.15 to the Company's Form 10-K for the Year Ended December 31,
2001 and incorporated herein by reference.*

10.11	The Company's Amended and Restated Stock Option Plan for Non-Employee Directors. Filed as Exhibit 10.11 to
the Company's Form 10-K for the Year Ended December 31, 2001 and incorporated herein by reference.*

10.12	Employment Agreement dated February 11, 1999 between the Company and Robert J. Lepofsky. Filed as Exhibit 10-(1) to
the Company's Form 10-Q for the Quarter Ended April 12, 1999 and incorporated herein by reference.*

10.13	Employment Agreement dated August 1, 2002, between the Company and Robert E. Anastasi (supersedes all other prior
Agreements). Filed as Exhibit 10.1 to the Company's Form 10-Q for the Quarter Ended September 27, 2002 and incorporated herein by reference.*

10.14	Employment Agreement dated August 9, 2002, between the Company and Jay Zager. Filed as Exhibit 10.1 to the Company's
Form 10-Q for the Quarter Ended September 27, 2002 and incorporated herein by reference.*.

10.15	Employment Agreement dated November 1, 2002 between the Company and Mark E. Jalbert. Filed herewith.*

10.16	Employment Agreement dated December 9, 2002 between the Company and James Gentilcore. Filed herewith.*

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Accountants. Filed herewith.

99.1	Important Factors That May Affect Future Results. Filed herewith.

* Denotes management contract or compensation plan.

EXHIBIT 21.  SUBSIDIARIES OF THE REGISTRANT

Subsidiary	Place Organized

Helix Securities Corporation	Massachusetts
CTI-Cryogenics, Inc.	Barbados
Helix Technology UK Limited	England
Helix Technology SA	France
Helix Technology GmbH	Germany
Helix Technology K.K.	Japan
Granville-Phillips Company	Delaware
Helix Vacuum Technology Ltd.	Taiwan
Helix Technology Limited	China (Hong Kong)
CTI-Nuclear, Inc.	Ohio
Helix Technology (Shanghai) Limited	China

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-09245 and 333-09247) of Helix Technology Corporation of our report dated January 23, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 30, 2003

EXHIBIT 99.1

Important Factors That May Affect Future Results

From time to time, we may make forward-looking public statements, such as statements concerning our strategic plans; the outlook for our business and industry; anticipated expenses; anticipated sources of future revenues; and the sufficiency of capital to meet working capital and capital expenditure requirements, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or in informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," "could," "intend," "may," "opportunity," "plan," "potential" or similar terms and expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

We wish to caution you not to place undue reliance on these forward-looking statements that speak only as of the date on which they are made. In addition, we wish to advise you that the factors listed below, as well as other factors we have not currently identified, could affect our financial or other performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

We will not undertake and we specifically decline any obligation to publicly release revisions to these forward-looking statements to reflect either circumstances after the date of the statements or the occurrence of events that may cause us to reevaluate our forward-looking statements.

In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act, we are hereby filing the following cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us or on our behalf:

The semiconductor equipment industry is highly cyclical and is currently experiencing a severe, prolonged downturn.

The semiconductor equipment industry is characterized by up and down business cycles; the timing, length and volatility of which are difficult to predict. Our business depends in large part upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Sudden changes in demand for semiconductors have affected and will continue to affect the timing and amounts of our customers' capital equipment purchases and investments in new technology. The semiconductor industry is currently experiencing a severe and prolonged downturn, creating pressure on our net sales, gross margin, net income and cash flow.

Oversupply in the semiconductor industry may reduce demand for capital equipment, including our products.

Inventory buildups in telecommunications equipment, consumer electronics, personal computers and wireless communications devices have dramatically decreased demand for integrated circuits. As a result, the semiconductor industry is currently experiencing a period of oversupply of semiconductors. This oversupply has caused semiconductor manufacturers to reevaluate their capital spending plans, which has resulted in significantly reduced demand for capital equipment, including systems such as ours. A number of our customers have reduced, delayed or canceled their capital expenditures, which has harmed our results of operations. For example, in 2002 our net sales declined by approximately $12.8 million, or 11.3%, from the prior year. Our future success will depend in large part on the resurgence of various electronics industries that use semiconductors, and we cannot predict whether or when demand for integrated circuits will improve.

We derive a significant portion of our sales from a limited number of customers, and our sales could decline significantly if we lose a customer or if a customer cancels, reduces or delays an order.

Historically, we have derived a significant portion of net sales from a limited number of customers. In 2002 our ten largest customers accounted for approximately 43% of our net sales and a single customer, Applied Materials, accounted for approximately 27% of our net sales. We anticipate that a small number of customers will continue to account for a large portion of our net sales for the foreseeable future. The loss, reduction or delay of any orders from these customers could significantly reduce our sales and harm our reputation in our industry.

Industry consolidation and outsourcing of the manufacture of semiconductors may reduce the number of our potential customers.

The substantial expense of building, upgrading or expanding a semiconductor fabrication facility is increasingly causing semiconductor companies to contract with foundries, which manufacture semiconductors designed by others. As manufacturing shifts to foundries, the number of our potential customers could decrease, which would increase our dependence on our remaining customers. In addition, consolidation within the semiconductor manufacturing industry is increasing. If semiconductor manufacturing is consolidated within a small number of foundries and other large companies, our failure to win any significant contracts to supply equipment to any of those customers could seriously harm our reputation and materially and adversely affect our results of operations. In addition, industry consolidation may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our current and potential customers. We could lose valuable relationships with key personnel of a customer due to budget cuts, layoffs or other disruptions caused by industry consolidation.

If we fail to develop and sell new or enhanced products and services for semiconductor manufacturers, we will not be able to compete effectively.

Rapid technological innovation in semiconductor manufacturing processes requires the semiconductor equipment industry to anticipate or respond quickly to evolving customer requirements and could render our current product offerings obsolete. We believe that our continued success will depend significantly on our ability to quickly develop, manufacture and introduce new products and product enhancements that address our customers' needs, including their customer support requirements. The timely development of new or enhanced products is a complex and uncertain process. We may experience design, manufacturing, marketing or other difficulties that could delay or prevent the development, introduction or commercialization of any new or enhanced products. We may not anticipate successfully and accurately technological or market trends, or manage successfully long development cycles. We may be required to collaborate with third parties to develop these products and may not be able to do so on a timely and cost-effective basis, if at all. If we are not successful in marketing and selling these products to customers with whom we have formed long-term relationships, our net sales could be adversely affected. If any of our new or enhanced products have reliability or quality problems, such problems may result in reduced orders, higher manufacturing costs, delays in collecting accounts receivable, and additional service and warranty expense. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if the new products or product enhancements that we introduce fail to achieve market acceptance, our ability to grow our business would be harmed and competitors could achieve greater market share.

If we are unable to continue to provide satisfactory levels of maintenance and warranty support to customers, our reputation may be adversely affected, we may be unable to attract new customers and we may lose existing customers.

We provide a high level of customer service and product support to help our customers maximize production yields by minimizing downtime due to scheduled and unscheduled maintenance. If our customer service personnel fail to continue to provide prompt and effective product maintenance and warranty support to our customers, or if our diagnostic solutions technology operates at less than the level of performance required to minimize maintenance downtime, then our reputation and the reputation of our products and services could be damaged, which would adversely affect our net sales.

If we fail to compete successfully in the highly competitive semiconductor equipment industry, our sales and profitability will decline.

We encounter aggressive competition in the market for semiconductor manufacturing equipment. Many of our current and potential competitors have greater resources than we have, including capital, name recognition, technical and marketing resources, customer service and support resources, and manufacturing capabilities. We believe that, to remain competitive, we must offer a broad range of products, maintain customer service and support centers worldwide, and invest significant resources in product and process research and development in order to develop new products and enhance our existing products in a timely manner. Competitors with substantially greater resources than we have may be better positioned to compete successfully in the industry.

We expect our current competitors to continue to improve the design and performance of their existing products and processes and to introduce new products and processes with improved price and performance characteristics. Our product sales may be threatened by new technologies, products or market trends, and we may have to adjust the prices of our products and services to stay competitive. In addition, new competitors may emerge in the markets we serve. Moreover, a relatively small number of firms compete in the vacuum technology market. An acquisition of or by, one of our competitors in the sector may result in a substantially strengthened competitor with greater financial, engineering, manufacturing, marketing and customer service and support resources than we have. If our current or future competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those sold or being developed by us, our ability to sell products to those manufacturers may be adversely affected. We cannot assure you that we will be able to compete successfully with our existing competitors or with new competitors.

Downturns in the semiconductor industry make it difficult to anticipate or expand sales.

We anticipate that a significant portion of any new orders will depend upon demand from semiconductor manufacturers that build, upgrade or expand fabrication facilities. If, as a result of an industry downturn, these prospective customers postpone or abandon their plans to build, upgrade or expand fabrication facilities, or otherwise reduce or fail to make capital expenditures, demand for our systems may decline. We may be unable to generate significant new orders for our systems, which would adversely affect our sales levels.

In addition, the high rate of technical innovation in the semiconductor industry requires continual investments in engineering, research and development, marketing and global support services to develop and sell new products and to maintain extensive customer service and support capabilities. These investments create significant fixed costs that limit our ability to reduce expenses during downturns in proportion to declining sales.

We do not have long-term purchase agreements with our customers, and as a result, our customers could stop purchasing our products and services at any time.

We generally do not obtain firm, long-term volume purchase commitments from our customers, and we generally experience short lead-times for customer orders. In addition, customer orders can be canceled and volume levels can be reduced or delayed. We may be unable to replace canceled, delayed, or reduced orders with new business.

Our dependence upon a limited number of suppliers for many components and subassemblies could result in increased costs or delays in the manufacture and sale of our products.

We rely to a substantial extent on outside vendors to manufacture many components and subassemblies for our products. We obtain many of these components and subassemblies from either a sole source or a limited group of suppliers. Because of our reliance on outside vendors generally, and on a limited group of suppliers in some cases, we may be unable to obtain an adequate supply of required components on a timely basis, at a price and on other terms acceptable to us, or at all.

In addition, we often quote prices to our customers and accept customer orders for our products prior to purchasing components and subassemblies from our suppliers. If our suppliers increase the cost of components or subassemblies, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or part of the increased cost of components, which may harm our results of operations.

The manufacture of some of these components and subassemblies is a complex process and requires long lead times. As a result, we have in the past and may in the future experience delays or shortages. If we are unable to obtain adequate and timely deliveries of required components or subassemblies, we may have to seek alternative sources of supply or manufacture these components internally. This could delay our ability to manufacture or to ship our systems on a timely basis, causing us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

Claims based on defects in our products or errors in performing product-related services could result in costly litigation against us.

Our products and services are used in several key steps in the fabrication of semiconductors, which is a complex and expensive process. As a result, any failure of our systems could interrupt our customers' production schedules, which would result in costly unscheduled downtime. We may be subject to significant liability claims or liquidated damages pursuant to contracts with our customers as a result of any malfunction of our systems. Our insurance may not, or may not be sufficient to, cover us against liability claims or may not continue to be available to us. Liability claims could also require us to spend significant time and money in litigation. As a result, any of these claims, whether or not successful, could seriously damage our reputation and harm our business, financial condition and results of operations.

Sales to foreign markets constituted approximately 35.6% of our net sales in 2002. Therefore our net sales and results of operations could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

Sales of our products and services to customers outside the United States, including exports from our U.S. facilities, accounted for approximately 35.6% of our net sales in 2002. We anticipate that international sales will continue to account for a significant portion of our net sales. We may expand the sales and marketing activities for our products and services to markets outside the United States, particularly the Asia-Pacific market, and hire additional international personnel. Because of our dependence upon international sales, we are subject to a number of risks, including:
-	Unexpected changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

-	Difficulties in obtaining required export licenses;

-	Volatility in currency exchange rates;

-	Political and economic instability, particularly in the Asia-Pacific market;

-	Difficulties in accounts receivable collections;

-	Extended payment terms beyond those customarily offered in the United States;

-	Difficulties in managing distributors or representatives outside the United States;

-	Difficulties in staffing and managing foreign subsidiary operations; and

-	Potentially adverse tax consequences.

Substantially all of our sales to date have been denominated in U.S. dollars. Our products become less price competitive in countries with currencies that are declining in value in comparison to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins. If it becomes necessary for us to make sales denominated in foreign currencies, we will become more exposed to the risk of currency conversion rate fluctuations.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

Our ability to compete effectively with other companies depends, in part, on our ability to protect our technology assets by obtaining and enforcing patents. We have a number of patents in the United States and other countries and additional applications are pending for new developments in our equipment and processes. Although we seek to protect our intellectual property rights through patents, we cannot be certain that:
-	We will be able to protect our technology adequately;

-	Competitors will not be able to develop similar technology independently;

-	Any of our pending patent applications will be issued;

-	Claims allowed under any issued patents will be broad enough to protect our technology; or

-	Intellectual property laws will protect our intellectual property rights.

Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

We may become involved in litigation relating to our intellectual property rights, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

We believe that the success of our business depends, in part, on obtaining patent protection for our key technology, defending our issued patents and preserving our trade secrets. Litigation may be necessary in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. These types of litigation could result in substantial costs and diversion of resources and could harm our business, financial condition and results of operations. Moreover, litigation may not adequately protect our intellectual property rights.

In addition, we may be sued by third parties that claim our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered in vacuum technology patents involve complex legal and factual questions. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse effect on our results of operations. In addition, intellectual property litigation or claims could force us to:
-	Cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our net sales;

-	Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

-	Redesign our products, which would be costly and time-consuming.

We may not be able to maintain and expand our business if we are not able to retain, hire and integrate additional qualified personnel.

Our success depends in large part upon our ability to attract and retain qualified, experienced employees to operate and expand our business. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. In particular, we must attract and retain highly skilled design and process engineers. Competition for such personnel is intense. The cyclical nature of our business also causes our staffing needs to fluctuate unexpectedly. During periods when our need for employees increases, we often depend on temporary employees. Temporary employees become scarce during up business cycles and often require additional training. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop, manufacture and market our products and perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could fail to meet our delivery commitments or experience deterioration in service levels or decreased customer satisfaction, all of which could adversely affect us and cause the value of our common stock to decline.

We may seek to expand through acquisitions of complementary businesses, and we may not be able to successfully integrate acquired companies.

We may seek to acquire complementary companies in the future. In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired businesses or assets with our existing operations. Managing an acquired business entails numerous operational and financial risks, including difficulties in integrating disparate administrative, accounting and finance, and information systems; difficulties in assimilating acquired operations and new personnel, diversion of management's attention from other business concerns; and potential loss of key employees or customers of any acquired operations. Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. Our success will depend, to a significant extent, on the ability of our executive officers and other members of senior management to respond to these challenges effectively. If we are unable to integrate successfully an acquired company, our future growth may suffer, and our results of operations could be harmed.

Our sales and results of operations are subject to significant fluctuations, which could cause our stock price to decline.

Our sales and results of operations have fluctuated significantly from quarter to quarter in the past, and we expect them to continue to vary in the future due to the cyclical nature of the semiconductor equipment industry and a variety of other factors, many of which are beyond our control. Downward fluctuations in our quarterly results have historically resulted in decreases in the price of our common stock. Some of the factors that could affect our quarterly sales and results of operations include:
-	Changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

-	The timing and volume of orders placed by major customers;

-	Customer cancellations of previously placed orders and shipment delays;

-	Variations in customers' capital spending budgets or inventory management practices;

-	Our ability to develop, manufacture, introduce and support our current product lines as well as new products and product enhancements;

-	Announcements, new product introductions and reductions in the prices of products offered by our competitors;

-	Our ability to obtain sufficient supplies of sole or limited source components and subassemblies for our products; and

-	Our ability to realize forecasted sales for a particular period.

Our results of operations in one or more future quarters may fall below the expectations of analysts and investors. In those circumstances, the trading price of our common stock would likely decrease.

We may need additional financing in the future, and we may be required to issue additional securities. Any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to raise additional funds in the future, for example, to develop new technologies, support our expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our credit agreement, could impose restrictions on our operations.

We may be unable to pay dividends in the future.

Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. Our policy has been to pay dividends out of cash in excess of the needs of the business. Currently, we declare dividends quarterly at a rate of $0.04 per share of common stock. We may incur additional indebtedness in the future that may prohibit or further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by state corporation laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management's assessment of future capital needs and other factors considered by our Board of Directors.

The war on terrorism and increasing political and social turmoil, including terrorist and military actions, increase the difficulty for us, our vendors and our customers to forecast accurately and plan future business activities, and could delay the recovery of the semiconductor industry and have a material adverse effect on our business, financial condition and results of operation.

The war on terrorism and recent political and social turmoil can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities. The recovery of the semiconductor industry could be delayed, and our business, financial condition and results of operations may be materially adversely affected by a fluctuation in net sales relative to our forecasted value, as we may not be able to vary our incurred expenses in response to net sales actually realized.