Form 10-Q
period 2003-03-28
HELIX TECHNOLOGY CORP
filed 2003-04-17
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003,

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ____________ to ____________

Commission file number:  0-6866

HELIX TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2423640
(State of Incorporation)	(I.R.S. Employer Identification No.)

Mansfield Corporate Center
Nine Hampshire Street
Mansfield, Massachusetts	02048-9171
(Address of principal executive offices)	(Zip Code)

(508) 337-5500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of March 28, 2003 was 26,103,204.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of March 28, 2003, and
	December 31, 2002	3

	Consolidated Statements of Operations for the Three-Month Periods
	Ended March 28, 2003, and March 29, 2002	4

	Consolidated Statements of Cash Flows for the Three-Month
	Periods Ended March 28, 2003, and March 29, 2002	5

	Notes to Consolidated Financial Statements	6-12

	Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13-18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	20

	Item 6. Exhibits and Reports on Form 8-K	20

Signatures		21

Certifications

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 28,	December 31,
	2003	2002
(in thousands except per share data)	(unaudited)	(audited)

ASSETS
Current:
Cash and cash equivalents	$29,101	$26,752
Investments	40,310	36,567
Receivables - net of allowances	17,288	15,036
Inventories	23,602	23,946
Income tax receivable	1,080	10,246
Deferred income taxes	6,764	8,708
Other current assets	2,345	1,833

Total Current Assets	120,490	123,088

Property, plant and equipment at cost	65,129	64,900
Less: accumulated depreciation	(41,998)	(40,655)

Net property, plant and equipment	23,131	24,245
Other assets	12,491	12,138

TOTAL ASSETS	$156,112	$159,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$7,771	$8,759
Payroll and compensation	625	1,020
Accrued restructuring costs	2,804	4,344
Retirement costs	9,613	8,928
Income taxes	3,678	3,692
Other accrued liabilities	1,276	486

Total Current Liabilities	25,767	27,229

Commitments and contingencies

Stockholders' Equity
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	-	-
Common stock, $1 par value; authorized 60,000,000
shares; issued and outstanding: 26,103,204 in 2003
and 2002	26,103	26,103
Capital in excess of par value	76,405	76,405
Treasury stock, $1 par value (3,840 shares in 2003 and
2002)	(232)	(232)
Retained earnings	29,356	31,812
Accumulated other comprehensive loss	(1,287)	(1,846)

Total Stockholders' Equity	130,345	132,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,112	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 28,	March 29,
(in thousands except per share data)	2003	2002

Net sales	$23,623	$20,380

Costs and expenses:
Cost of sales	15,806	15,541
Research and development	2,683	3,516
Selling, general and administrative	7,768	8,059

	26,257	27,116

Operating loss	(2,634)	(6,736)

Joint venture income	290	45
Interest and other income	253	69

Loss before taxes	(2,091)	(6,622)
Income tax benefit	(679)	(2,152)

Net loss	$(1,412)	$(4,470)

Net loss per share:
Basic	$(0.05)	$(0.19)

Diluted	$(0.05)	$(0.19)

Number of shares used in per share calculations:
Basic	26,099	23,050
Diluted	26,099	23,050

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 28,	March 29,
(in thousands)	2003	2002

Cash flows from operating activities:
Net loss	$(1,412)	$(4,470)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	1,452	1,439
Deferred income taxes	1,944	-
Other	178	(156)
Change in operating assets and liabilities
Receivables - net of allowances	(2,252)	(2,063)
Inventories	344	177
Income tax receivables	9,166	(1,087)
Other current assets	(512)	774
Accounts payable	(988)	1,245
Accrued restructuring costs	(1,540)	-
Other accrued expenses	1,066	(124)

Net cash provided (used) by operating activities	7,446	(4,265)

Cash flows from investing activities:
Capital expenditures	(436)	(1,905)
Purchase of investments	(25,600)	(6,689)
Sale of investments	21,983	13,076

Net cash (used) provided by investing activities	(4,053)	4,482

Cash flows from financing activities:
Net proceeds from stock offering	-	65,246
Net cash provided by employee stock plans	-	527
Cash dividends paid	(1,044)	(1,811)

Net cash (used) provided by financing activities	(1,044)	63,962

Increase in cash and cash equivalents	2,349	64,179
Cash and cash equivalents, at the beginning of the period	26,752	7,789

Cash and cash equivalents, at the end of the period	$29,101	$71,968

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Helix Technology Corporation and its wholly owned subsidiaries (the "Company") at March 28, 2003, and March 29, 2002, and the results of the Company's operations and cash flows for the three-month periods ended March 28, 2003, and March 29, 2002.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended March 28, 2003, and March 29, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, adequacy of reserves, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

Note 2 - Inventories

	March 28,	December 31,
(in thousands)	2003	2002

Finished goods	$7,796	$8,383
Work in process	12,395	12,185
Materials and parts	3,411	3,378

	$23,602	$23,946

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing and engineering overhead costs. Based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value, if less than cost.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Income Taxes

The net federal, state and foreign income tax benefit was $679,000 for the three-month period ended March 28, 2003. For the three-month period ended March 29, 2002, the Company had a net federal, state and foreign income tax benefit of $2,152,000. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for both the three-month periods ended March 28, 2003, and March 29, 2002, was 32.5%.

The major components of deferred tax assets are compensation and benefit plans, net operating loss carryforwards, inventory valuation, and depreciation. Based on past experience, the Company expects that the future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

Note 4 - Other Accrued Liabilities

The Company adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others" (FIN 45) during the first quarter of 2003. FIN 45 requires disclosures concerning the Company's obligations under certain guarantees.

The Company's products and services are generally sold with warranty coverage for periods ranging from 12 to 18 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family.

Changes in the warranty reserves during the first quarter of 2003 were as follows:

(in thousands)

Balance at December 31, 2002	$293
Provisions for warranty	311
Consumption of reserves	(260)

Balance at March 28, 2003	$344

Note 5 - Accrued Restructuring Costs

During the fourth quarter of 2002, the Company recorded $5,851,000 of restructuring charges associated with the initiation of a worldwide cost-reduction program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. These charges were comprised of $3,046,000 in employee severance costs and $2,805,000 to consolidate leased facilities.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The employee costs of $3,046,000 primarily consist of severance and fringe benefits to terminate approximately 130 employees. The affected employees, most of whom were located in the United States, were primarily full-time nonmanufacturing employees. Notification and termination benefits were communicated to employees in the fourth quarter of 2002. The majority of the terminations took place in 2002 and the first quarter of 2003. All remaining severance benefits are expected to be paid during 2003.

The $2,805,000 of net exit costs related to facility closures resulted from the planned consolidation of customer support facilities located in Massachusetts; facility reductions of satellite sales and customer support facilities located in Texas and Arizona; and consolidation of sales and service centers located in Japan and Europe. These accrued costs reflect payments required under operating lease contracts in excess of expected sublease rentals and costs for writing down related leasehold improvements at the affected facilities.

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of March 28, 2003:

	Employee
	Severance and	Facility	Asset
	Fringe Benefits	Closures	Writedowns	Total

Fourth quarter 2002 restructuring charges	$3,046	$1,486	$1,319	$5,851
Non-cash activity	-	20	(1,319)	(1,299)
Cash payments in the last three months of 2002	(208)	-	-	(208)

Balance at December 31, 2002	2,838	1,506	-	4,344

Cash payments in the first three months of 2003	(1,395)	(145)	-	(1,540)

Balance at March 28, 2003	$1,443	$1,361	$-	$2,804

Note 6 - Commitments and Contingencies

The Company may be involved in various legal proceedings in the normal course of business. The Company is not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably. The Company accrues loss contingencies when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Other Comprehensive Loss

	Three Months Ended
	March 28,	March 29,
(in thousands)	2003	2002

Net loss	$(1,412)	$(4,470)

Other comprehensive loss before tax:
Foreign currency translation adjustment	549	(1,078)
Unrealized gain (loss) on available-for-sale investment	126	(36)

Other comprehensive gain (loss), before tax	675	(1,114)
Income tax related to items of other
comprehensive (loss) gain	(116)	291

Other comprehensive gain (loss), net of tax	559	(823)

Comprehensive loss	$(853)	$(5,293)

Note 8 - Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 28,	March 29,
(in thousands except per share data)	2003	2002

Net loss	$(1,412)	$(4,470)

Basic shares	26,099	23,050

Add: Common equivalent shares (1)	-	-

Diluted shares	26,099	23,050

Basic net loss per share	$(0.05)	$(0.19)

Diluted net loss per share	$(0.05)	$(0.19)

(1)

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). The Company had 613,000 and 568,000 options outstanding not included in the computation of diluted shares for the first quarter of 2003 and 2002, respectively. The Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9 - Segment Information

Line of Business and Foreign Operations

The Company operates in one reportable segment: the development, manufacture, sale and support of cryogenic and vacuum equipment. The Company's management currently uses consolidated financial information in determining how to allocate resources and assess performance.

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for the three months ended:
March 28, 2003	$17,312	$6,311	$23,623
March 29, 2002	$16,138	$4,242	$20,380

Long-lived assets as of:
March 28, 2003	$31,838	$3,784	$35,622
December 31, 2002	$32,647	$3,736	$36,383

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 - Capital Stock

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net loss and basic and diluted net loss per share would have been as follows:

	Three Months Ended
	March 28,	March 29,
(in thousands except per share data)	2003	2002

Net loss, as reported	$(1,412)	$(4,470)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(187)	(165)

Pro forma net loss	$(1,599)	$(4,635)

Earnings per share:
Basic-as reported	$(0.05)	$(0.19)

Basic-pro forma	$(0.06)	$(0.20)

Diluted-as reported	$(0.05)	$(0.19)

Diluted-pro forma	$(0.06)	$(0.20)

Note 11 - Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of liabilities associated with obligations to incur future costs associated with asset retirements. The liability is required to be recorded at fair value with any accretion in future periods recorded to operating expenses. When the liability is initially recognized, the cost of the asset retirement obligation is capitalized by increasing the carrying amount of the related long-lived asset. This asset retirement cost is subsequently depreciated over the useful life of the related asset. In accordance with the requirements of SOP 90-7, the Company adopted SFAS 143 on January 1, 2003. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. The Company will adopt the provision of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to the worldwide cost-reduction program during the fourth quarter of 2002.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11 - Recent Accounting Pronouncements (continued)

SFAS 146 also establishes that initially the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company's results of operations or financial condition.

In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. The Company does not have any interests that would change our current reporting entity or require additional disclosure outlined in FIN No. 46.

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

Revenue Recognition.  We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. Net sales from global support services is recognized as performed or ratably over the period of the related agreements. We recognize net sales from upgrade sales upon customer acceptance provided installation has been completed. As part of a sale, we offer customers a warranty on defects in materials and workmanship. We continuously monitor and track the related product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventory and Reserves for Excess and Obsolescence.  We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost, based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required. If inventory is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold, resulting in improved margins in the period.

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

Restructuring Charges.  During 2002, we recorded significant charges in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Actual experience may be different from these estimates. For more information, see Note 5 to the consolidated financial statements.

Tax Contingencies.  Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolutions of these matters may be greater or less than the amount that we have accrued.

Segment Reporting. The Company operates in one segment for the design, manufacture and service of vacuum technology primarily for the semiconductor, data storage and flat panel display markets. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report quarterly entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying condensed consolidated financial statements.

Results of Operations

We design, develop and manufacture innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. Our vacuum systems provide enabling technology for several key steps within the semiconductor manufacturing process, including ion implantation, physical vapor deposition, chemical vapor deposition, and etching. Semiconductor manufacturers use our systems to create and maintain a vacuum environment, which is critical to their manufacturing processes. Our products are also used in a broad range of industrial manufacturing applications and advanced research and development laboratories.

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

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Results of Operations (continued)

We continue to be impacted by the slowdown in the global market for semiconductor capital equipment that began in 2001. Net sales for the first quarter ended March 28, 2003, (the "2003 Quarter") were $23.6 million compared with net sales for the first quarter ended March 29, 2002, (the "2002 Quarter") of $20.4 million. While on a year-over-year basis sales modestly increased 15.9%, sales were flat with the previous quarter. Current weekly order bookings are stable; however, visibility remains unclear.

In the fourth quarter of 2002, we initiated a worldwide cost-reduction program and the suspension of an internal-use software development program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. The cost-reduction program included severance and fringe benefits to terminate approximately 130 employees and included closure or consolidation of selected facilities worldwide. We recorded an $8.7 million charge for restructurings and other charges in the fourth quarter of 2002 and expect to save approximately $2.4 million quarterly which will significantly reduce our breakeven point. This program was substantially completed in the first quarter of 2003. We partially benefited from the cost reduction program in the current quarter, and we expect additional benefits from this program in the second quarter of 2003.

Cost of sales for the 2003 Quarter was $15.8 million compared with $15.5 million for the 2002 Quarter, an increase of 1.7%. The gross margin for the 2003 Quarter was 33.1% compared with 23.7% for the 2002 Quarter. The increase in gross margin was primarily attributable to higher sales volume and decreased overhead costs resulting from our cost reduction actions.

Research and development expenses were $2.7 million for the 2003 Quarter, or 11.4% of net sales, compared to $3.5 million, or 17.3% of net sales, for the 2002 Quarter. The $0.8 million decrease in overall research and development expenses from the prior year is due to cost reduction actions taken in the fourth quarter of 2002 as well as the completion of several major research and development projects during the past year. We intend to maintain our current level of spending on research and development in the coming quarters.

Total selling, general and administrative expenses were $7.8 million in the 2003 Quarter compared with $8.1 million in the 2002 Quarter, a reduction of $0.3 million. Our spending declined due to the restructuring program implemented in the fourth quarter of 2002 in response to the continued slowdown in the semiconductor capital equipment industry.

Royalty and equity income from our joint venture in Japan increased by $0.2 million in the 2003 Quarter compared to the 2002 Quarter and remained relatively flat with the fourth quarter of 2002, as the Japanese semiconductor capital equipment market reflects the same uncertainty as the global market.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Results of Operations (continued)

Interest and other income for the 2003 Quarter was $0.3 million, compared with $0.1 million for the 2002 Quarter, reflecting higher average cash, cash equivalent and investment balances during the 2003 Quarter.

For the 2003 Quarter, the Company had a pretax loss of $2.1 million, resulting in a tax benefit of $0.7 million, compared to a pretax loss of $6.6 million and a tax benefit of $2.2 million for the 2002 Quarter. The effective tax rate for the 2003 and 2002 Quarters was 32.5%. The tax rates differ from the United States statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Liquidity and Capital Resources

Cash provided by operating activities for the 2003 Quarter was $7.4 million compared with $4.3 million in cash used by operating activities for the 2002 Quarter. The cash provided by operating activities for the 2003 Quarter was primarily due to our receipt of an $11.6 million tax refund, resulting from the carryback of the 2002 net operating loss offset by the loss in the 2003 Quarter and by $1.5 million of severance and facility closure payments related to the 2002 restructuring activity.

In the 2003 Quarter, we spent $0.4 million to support the existing infrastructure. In the 2002 Quarter, capital expenditures were $1.9 million, primarily for implementation of our global information system. We expect full year spending for 2003 to be approximately $3.0 million to $4.0 million. We continue to closely manage our capital expenditures.

Cash dividends paid to stockholders were $1.0 million or $0.04 per common share during the 2003 Quarter and $1.8 million or $0.08 per common share during the 2002 Quarter. In October 2002, our Board of Directors reduced the quarterly dividend to $0.04 per share, due to the continuing uncertain business environment and lack of stability in the semiconductor capital equipment market.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of liabilities associated with obligations to incur future costs associated with asset retirements. The liability is required to be recorded at fair value with any accretion in future periods recorded to operating expenses. When the liability is initially recognized, the cost of the asset retirement obligation is capitalized by increasing the carrying amount of the related long-lived asset. This asset retirement cost is subsequently depreciated over the useful life of the related asset. In accordance with the requirements of SOP 90-7, we adopted SFAS 143 on January 1, 2003. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Recent Accounting Pronouncements (continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. We will adopt the provision of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to the worldwide cost-reduction program during the fourth quarter of 2002. SFAS 146 also establishes that initially the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We do not have any interests that would change our current reporting entity or require additional disclosure outlined in FIN No. 46.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Important Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like "expect," "anticipate," "plan," "intend," "believe," "seek," "estimate," and similar expressions.

The forward-looking statements include statements about:

     - Our strategic plan;
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

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly basis, which could materially affect our business, financial position, results of operations, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 to our Annual Report on Form 10-K filed for the year ended December 31, 2002.

HELIX TECHNOLOGY CORPORATION

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the years presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at March 28, 2003, was $8.7 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at March 28, 2003, would be $0.9 million, which would be essentially offset by gains in the corresponding assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at March 28, 2003, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

Credit Risk

We are exposed to concentration of credit risk in cash and cash equivalents, investments, trade receivables, and short-term foreign exchange forward contracts. We place our cash and cash equivalents with our primary bank, a major financial institution, with a high-quality credit rating. Our investments consist of money market funds, municipal and other tax-free bonds, or investment-grade securities. We enter into short-term foreign currency exchange contracts with our primary bank.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that the evaluating officers timely received the information that we are required to disclose in the reports we file or submit under the Act.

While the Company's disclosure controls and procedures provide reasonable assurance that the apropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Changes in Internal Controls

There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

HELIX TECHNOLOGY CORPORATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may be involved in various legal proceedings in the normal course of business. We are not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

Exhibit
Number	Description of Exhibits

10.1	1996 Equity Incentive Plan as amended and restated as of January 29, 2003.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

b.  Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarter ended March 28, 2003.

HELIX TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: April 17, 2003	By: /s/ Robert J. Lepofsky
Robert J. Lepofsky
President and Chief Executive Officer

Date: April 17, 2003	By: /s/ Jay Zager
Jay Zager
Senior Vice President and
Chief Financial Officer

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

April 17, 2003	/s/ Robert J. Lepofsky
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

April 17, 2003	/s/ Jay Zager
Jay Zager
Senior Vice President and Chief
Financial Officer