Form 10-Q
period 2003-06-27
HELIX TECHNOLOGY CORP
filed 2003-07-21
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003,

or
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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of June 27, 2003, was 26,103,204.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX
		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of June 27, 2003, and
	December 31, 2002	3

	Consolidated Statements of Operations for the Three and Six-Month Periods
	Ended June 27, 2003, and June 28, 2002	4

	Consolidated Statements of Cash Flows for the Six-Month
	Periods Ended June 27, 2003, and June 28, 2002	5

	Notes to Consolidated Financial Statements	6-12

	Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13-18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	20

	Item 4. Submission of Matters to a Vote of Stockholders	20

	Item 6. Exhibits and Reports on Form 8-K	21

Signatures		22

HELIX TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 27,	December 31,
	2003	2002
(in thousands except per share data)	(unaudited)	(audited)

ASSETS
Current:
Cash and cash equivalents	$14,269	$26,752
Investments	53,637	36,567
Receivables - net of allowances	16,945	15,036
Inventories	22,597	23,946
Income tax receivable	1,456	10,246
Deferred income taxes	6,764	8,708
Other current assets	1,735	1,833

Total Current Assets	117,403	123,088

Property, plant and equipment at cost	65,866	64,900
Less: accumulated depreciation	(43,376)	(40,655)

Net property, plant and equipment	22,490	24,245
Other assets	12,666	12,138

TOTAL ASSETS	$152,559	$159,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$7,237	$8,759
Payroll and compensation	357	1,020
Accrued restructuring costs	1,710	4,344
Retirement costs	10,279	8,928
Income taxes	3,347	3,692
Other accrued liabilities	1,289	486

Total Current Liabilities	24,219	27,229

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	-	-
Common stock, $1 par value; authorized 60,000,000
shares; issued and outstanding: 26,103,204 in 2003
and 2002	26,103	26,103
Capital in excess of par value	76,405	76,405
Treasury stock, $1 par value (3,840 shares in 2003 and
2002)	(232)	(232)
Retained earnings	26,899	31,812
Accumulated other comprehensive loss	(835)	(1,846)

Total Stockholders' Equity	128,340	132,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,559	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands except per share data)	2003	2002	2003	2002

Net sales	$24,555	$29,015	$48,178	$49,395

Costs and expenses:
Cost of sales	17,027	19,653	32,833	35,194
Research and development	2,547	3,968	5,230	7,484
Selling, general and administrative	7,597	11,314	15,365	19,373

	27,171	34,935	53,428	62,051

Operating loss	(2,616)	(5,920)	(5,250)	(12,656)

Joint venture income	309	14	599	59
Interest and other income	214	296	467	365

Loss before taxes	(2,093)	(5,610)	(4,184)	(12,232)
Income tax benefit	(680)	(1,823)	(1,359)	(3,975)

Net loss	$(1,413)	$(3,787)	(2,825)	$(8,257)

Net loss per share:
Basic	$(0.05)	$(0.15)	$(0.11)	$(0.34)

Diluted	$(0.05)	$(0.15)	$(0.11)	$(0.34)

Number of shares used in per share
calculations:
Basic	26,099	26,097	26,099	24,599
Diluted	26,099	26,097	26,099	24,599

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 27,	June 28,
(in thousands)	2003	2002

Cash flows from operating activities:
Net loss	$(2,825)	$(8,257)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	3,076	2,944
Deferred income taxes	1,944	-
Other	318	(486)
Change in operating assets and liabilities:
Receivables - net of allowances	(1,909)	(6,276)
Inventories	1,349	1,127
Income tax receivables	8,790	2,891
Other current assets	98	257
Accounts payable	(1,522)	4,618
Accrued litigation settlement, net	-	2,800
Accrued restructuring costs	(2,634)	-
Other accrued expenses	1,146	1,271

Net cash provided by operating activities	7,831	889

Cash flows from investing activities:
Capital expenditures	(1,343)	(4,226)
Purchase of investments	(50,472)	(8,140)
Sale of investments	33,589	14,508

Net cash (used in) provided by investing activities	(18,226)	2,142

Cash flows from financing activities:
Net proceeds from stock offering	-	65,246
Net cash provided by employee stock plans	-	711
Cash dividends paid	(2,088)	(3,899)

Net cash (used in) provided by financing activities	(2,088)	62,058

(Decrease) increase in cash and cash equivalents	(12,483)	65,089
Cash and cash equivalents, at the beginning of the period	26,752	7,789

Cash and cash equivalents, at the end of the period	$14,269	$72,878

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Helix Technology Corporation and its wholly owned subsidiaries (the "Company") at June 27, 2003, and December 31, 2002, and the results of the Company's operations and cash flows for the three and six-month periods ended June 27, 2003, and June 28, 2002.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three- and six-month periods ended June 27, 2003, and June 28, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Note 2 - Inventories

	June 27,	December 31,
(in thousands)	2003	2002

Finished goods	$7,123	$8,383
Work in process	12,243	12,185
Materials and parts	3,231	3,378

	$22,597	$23,946

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Income Taxes

The net federal, state and foreign income tax benefit was $1,359,000 for the six-month period ended June 27, 2003. For the six-month period ended June 28, 2002, the Company had a net federal, state and foreign income tax benefit of $3,975,000. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earnings of its wholly owned foreign subsidiaries, since these earnings are indefinitely reinvested.

The effective income tax rate for both the six-month periods ended June 27, 2003, and June 28, 2002, was 32.5%.

The major components of deferred tax assets are compensation and benefit plans, net operating loss carryforwards, inventory valuation, and depreciation. Based on past experience, the Company expects that future taxable income will be sufficient for the realization of the deferred tax assets. The Company believes that a valuation allowance is not required.

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

Changes in the warranty reserves during the second quarter of 2003 were as follows:

(in thousands)

Balance at December 31, 2002	$293
Provisions for warranty	311
Consumption of reserves	(260)

Balance at March 28, 2003	344

Provisions for warranty	396
Consumption of reserves	(341)

Balance at June 27, 2003	$399

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The employee costs of $3,046,000 primarily consist of severance and fringe benefits to terminate approximately 130 employees. The affected employees, most of whom were located in the United States, were primarily full-time nonmanufacturing employees. Notification and termination benefits were communicated to employees in the fourth quarter of 2002. The majority of the terminations took place in 2002 and the first six months of 2003. All remaining severance benefits are expected to be paid during 2003.

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

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of June 27, 2003:

	Employee
	Severance and	Facility	Asset
	Fringe Benefits	Closures	Writedowns	Total

Fourth quarter 2002 restructuring charges	$3,046	$1,486	$1,319	$5,851
Non-cash activity	-	20	(1,319)	(1,299)
Cash payments	(208)	-	-	(208)

Balance at December 31, 2002	2,838	1,506	-	4,344

Cash payments	(1,395)	(145)	-	(1,540)

Balance at March 28, 2003	1,443	1,361	-	2,804

Cash payments	(916)	(178)	-	(1,094)

Balance at June 27, 2003	$527	$1,183	$-	$1,710

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Other Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands except per share data)	2003	2002	2003	2002

Net loss	$(1,413)	$(3,787)	$(2,825)	$(8,257)

Other comprehensive loss before tax:
Foreign currency translation adjustment	357	(449)	906	(1,527)
Unrealized gain (loss) on available-for-sale
investment	61	(1)	187	(37)

Other comprehensive gain (loss) before tax	418	(450)	1,093	(1,564)
Income tax related to items of other
comprehensive (loss) gain	34	31	(82)	322

Other comprehensive gain (loss), net of tax	452	(419)	1,011	(1,242)

Comprehensive loss	$(961)	$(4,206)	$(1,814)	$(9,499)

Note 8 - Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands except per share data)	2003	2002	2003	2002

Net loss	$(1,413)	$(3,787)	$(2,825)	$(8,257)

Basic shares	26,099	26,097	26,099	24,599

Add: Common equivalent shares (1)	-	-	-	-

Diluted shares	26,099	26,097	26,099	24,599

Basic net loss per share	$(0.05)	$(0.15)	$(0.11)	$(0.34)

Diluted net loss per share	$(0.05)	$(0.15)	$(0.11)	$(0.34)

(1)

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). The Company had 764,750 and 566,375 options outstanding not included in the computation of diluted shares for the three and six-month periods ended June 27, 2003, and June 28, 2002, respectively. The Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9 - Segment Information

Line of Business and Foreign Operations

The Company operates in one reportable segment for the design, manufacture and service of vacuum technology primarily for the semiconductor, data storage and flat panel display markets. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company's chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. SFAS No. 131, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report quarterly entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under SFAS No. 131 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by SFAS No. 131 can be found in the accompanying condensed consolidated financial statements.

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for:
Three months ended:
June 27, 2003	$17,559	$6,996	$24,555
June 28, 2002	$22,648	$6,367	$29,015

Six months ended:
June 27, 2003	$34,871	$13,307	$48,178
June 28, 2002	$38,786	$10,609	$49,395

Long-lived assets as of:
June 27, 2003	$31,506	$3,650	$35,156
December 31, 2002	$32,647	$3,736	$36,383

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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(in thousands except per share data)	2003	2002	2003	2002

Net loss, as reported	$(1,413)	$(3,787)	$(2,825)	$(8,257)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	202	193	389	358

Pro forma net loss	$(1,615)	$(3,980)	$(3,214)	$(8,615)

Earnings per share:
Basic-as reported	$(0.05)	$(0.15)	$(0.11)	$(0.34)

Basic-pro forma	$(0.06)	$(0.15)	$(0.12)	$(0.35)

Diluted-as reported	$(0.05)	$(0.15)	$(0.11)	$(0.34)

Diluted-pro forma	$(0.06)	$(0.15)	$(0.12)	$(0.35)

Note 11 - Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. The Company adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to the worldwide cost-reduction program during the fourth quarter of 2002.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

HELIX TECHNOLOGY CORPORATION

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

Deferred Income Taxes.  Each reporting period we estimate our ability to realize our net deferred tax assets. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax loss and tax credit carryforwards. We reassessed our need for a valuation allowance and determined that no such allowance is required at this time based on our conclusion that it is more likely than not that our deferred tax assets net of related deferred tax liabilities will be realized through future taxable income. Should circumstances change such that our conclusion changes, this valuation allowance could be increased to reserve all or a portion of the net deferred tax assets, and the amount of the related charge could be material.

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

Retirement Obligations.  We have significant retirement obligations which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of compensation increases and expected long-term rates of return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related retirement benefit costs may occur due to changes in assumptions.

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

HELIX TECHNOLOGY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations (continued)

The slowdown in the global market for semiconductor capital equipment that began in 2001 continues to impact us. Net sales for the second quarter ended June 27, 2003, (the "2003 Quarter") were $24.6 million compared with net sales for the second quarter ended June 28, 2002, (the "2002 Quarter") of $29.0 million, a decrease of 15.4%. Net sales for the six months ended June 27, 2003, (the "2003 Period") were $48.2 million compared with net sales for the six months ended June 28, 2002, (the "2002 Period") of $49.4 million. While net sales on a quarterly basis were down from the prior year, on a year-to-date basis net sales were consistent with the prior period. On a sequential quarter-over-quarter basis, sales for the 2003 Quarter increased 3.9% from the prior quarter ended March 28, 2003, reflecting a slight increase in demand primarily in our service offerings. Current weekly order bookings are stable; however, visibility remains unclear.

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

Cost of sales for the 2003 Quarter was $17.0 million compared with $19.7 million for the 2002 Quarter, a decrease of 13.4%. The gross margin for the 2003 Quarter was 30.7% compared with the 2002 Quarter at 32.3%. Gross margin for the 2003 Period improved to 31.9% from 28.7% for the 2002 Period. The gross margin for the 2003 Quarter decreased from the 2002 Quarter due primarily to lower sales. On a sequential quarter-over-quarter basis, gross margin decreased primarily due to product mix as well as temporary production and customer support costs incurred related to our new generation of vacuum technology. The improvement in gross margin over the 2002 Period is primarily due to the lower overhead costs resulting from our cost reduction actions taken in the fourth quarter of 2002 offset by the aforementioned temporary cost issues.

Research and development expenses were $2.5 million for the 2003 Quarter, or 10.4% of net sales, compared to $4.0 million, or 13.7% of net sales, for the 2002 Quarter. On a year-to-date basis spending on research and development activities decreased $2.3 million to $5.2 million in the 2003 Period from $7.5 million in the 2002 Period. The decrease in overall research and development expenses from the prior year is due to cost reduction actions taken in the fourth quarter of 2002 as well as the completion of several major research and development projects during the past year. We intend to maintain our current level of spending on research and development in the coming quarters.

Total selling, general and administrative expenses were $7.6 million and $15.4 million in the 2003 Quarter and 2003 Period, respectively, compared with $11.3 million and $19.4 million in the 2002 Quarter and 2002 Period. Excluding the $2.8 million nonrecurring litigation charge included in the 2002 Quarter, total selling, general and administrative expenses declined from the prior year quarter and period by 10.8% and 7.3%, respectively, reflecting cost savings realized from the restructuring program implemented in the fourth quarter of 2002.

Royalty and equity income from our joint venture in Japan increased by $0.3 million in the 2003 Quarter compared to the 2002 Quarter and increased $0.5 million in the 2003 Period compared to the 2002 Period. Sequentially on a quarter-over-quarter basis, royalty and equity income remained relatively flat with the first quarter of 2003. Although the Japanese semiconductor capital equipment market reflects the same uncertainty as the global market, the increase over the prior quarter and period reflects improvement in the Flat Panel Display market.

HELIX TECHNOLOGY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations (continued)

Interest and other income for the 2003 Quarter was $0.2 million, compared with $0.3 million for the 2002 Quarter, reflecting lower interest rates and lower average cash, cash equivalent and investment balances during the 2003 Quarter. On a year-to-date basis interest and other income for the 2003 Period was slightly higher than the 2002 Period, due to higher average cash balances over the 2003 Period as compared to the 2002 Period, partially offset by lower interest rates.

For the 2003 Quarter and 2003 Period, the Company had a pretax loss of $2.1 million and $4.2 million, resulting in a tax benefit of $0.6 million and $1.4 million, respectively, compared to a pretax loss of $5.6 million and $12.2 million and a tax benefit of $1.8 million and $4.0 million for the 2002 Quarter and 2002 Period, respectively. The effective tax rate for the 2003 and 2002 Quarters and Periods was 32.5%. The tax rates differ from the United States statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Liquidity and Capital Resources

Cash provided by operating activities for the 2003 Period was $7.8 million compared with $0.9 million for the 2002 Period. The cash provided by operating activities for the 2003 Period was primarily due to our receipt of $12.0 million in tax refunds, resulting from the carryback of the 2002 net operating loss offset by the loss in the 2003 Period and by $2.7 million of severance and facility closure payments related to the 2002 restructuring activity.

In the 2003 Period we spent $1.3 million to support the existing infrastructure. In the 2002 Period capital expenditures were $4.2 million, primarily for implementation of our global information system. We expect full year spending for 2003 to be approximately $3.0 million to $4.0 million. We continue to closely manage our capital expenditures.

Cash dividends paid to stockholders were $2.1 million, or $0.04 per common share, on a quarterly basis during the 2003 Period and $3.9 million, or $0.08 per common share, on a quarterly basis during the 2002 Period. In October 2002, our Board of Directors reduced the quarterly dividend to $0.04 per share, due to the continuing uncertain business environment and lack of stability in the semiconductor capital equipment market.

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

HELIX TECHNOLOGY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Recent Accounting Pronouncements (continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. We adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to the worldwide cost-reduction program during the fourth quarter of 2002. SFAS 146 also establishes that initially the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete; and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of EITF No. 00-21 to have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" or "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that, once this guidance is effective, the enterprise will either be required to consolidate a VIE or will hold a significant variable interest in a VIE. We do not have any interests that would change our current reporting entity or require additional disclosure outlined in FIN No. 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

HELIX TECHNOLOGY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Important Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like "expect," "anticipate," "plan," "intend," "believe," "seek," "estimate," and similar expressions. The forward-looking statements include, but are not limited to, statements regarding:

     - Our strategic plan;
     - The outlook for our business and industry;
     - Anticipated sources of future revenues;
     - Anticipated expenses, spending and savings from our cost reduction program;
     - Anticipated levels of capital expenditures; and
     - The sufficiency of capital to meet working capital and capital expenditure requirements.

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions. Important factors that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, market acceptance of and demand for the Company's products, the success of the Company's strategic initiatives, including its global support operations, the health of the global semiconductor capital equipment market and the timing and scope of any change in the current depressed industry conditions, the Company's success in sustaining order bookings, and the other risk factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed for the year ended December 31, 2002. As a result of the foregoing, we may experience material fluctuations in our operating results on a quarterly basis, which could materially affect our business, financial position, results of operations and stock price. We undertake no obligation to update the information contained in this report to reflect subsequently occurring events or circumstances.

HELIX TECHNOLOGY CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the periods presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at June 27, 2003, was $7.3 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at June 27, 2003, would be $0.7 million, which would be essentially offset by gains in the corresponding assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at June 27, 2003, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

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

Item 4.  Submission of Matters to a Vote of Stockholders

The Company's Annual Meeting of Stockholders was held on April 16, 2003. Proposal I, submitted to a vote of stockholders at the meeting, was the election of directors. The following directors, being all of the directors of the Company, were elected at the meeting, with the number of votes cast for each director being set forth after his respective name:
Name	Votes For	Votes Withheld

Gideon Argov	23,615,576	459,628
Frank Gabron	20,653,763	3,421,441
Robert H. Hayes	23,613,008	462,196
Robert J. Lepofsky	23,630,987	444,217
Marvin G. Schorr	23,611,993	463,211
Alfred Woollacott, III	23,610,236	464,968
Mark S. Wrighton	23,613,707	461,497

Proposal II submitted to a vote of stockholders at the meeting was to amend and restate the 1996 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder. Votes cast were as follows:
			Broker
For	Against	Abstain	Non-Votes

20,984,525	2,217,315	873,361	3

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:
Exhibit
Number	Description of Exhibits

10.1	Employment Agreement dated June 2, 2003, between the Company and Jay Zager.
(Supersedes all other prior Agreements.) Filed herewith. *

99.1	Certification of the Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

99.2	Certification of the Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

99.3	Certification of the Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

99.4	Certification of the Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.
* Denotes management contract or compensation plan.

b.  Reports on Form 8-K:

1.  A Report on Form 8-K was filed on April 17, 2003 (Item 9.). The report contained information announcing Helix Technology Corporation's earnings release issued on April 17, 2003.

HELIX TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: July 21, 2003	By: /s/Robert J. Lepofsky
Robert J. Lepofsky
President and Chief Executive Officer

Date: July 21, 2003	By: /s/Jay Zager
Jay Zager
Senior Vice President and
Chief Financial Officer