Form 10-Q
period 2003-09-26
HELIX TECHNOLOGY CORP
filed 2003-10-20
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003,

or
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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of September 26, 2003, was 26,103,204.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX
		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of September 26, 2003, and
	December 31, 2002	3

	Consolidated Statements of Operations for the Three and Nine-Month Periods
	Ended September 26, 2003, and September 27, 2002	4

	Consolidated Statements of Cash Flows for the Nine-Month
	Periods Ended September 26, 2003, and September 27, 2002	5

	Notes to Consolidated Financial Statements	6-12

	Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13-18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	20

	Item 6. Exhibits and Reports on Form 8-K	20

Signatures		21

HELIX TECHNOLOGY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 26,	December 31,
	2003	2002
(in thousands except per share data)	(unaudited)	(audited)

ASSETS
Current:
Cash and cash equivalents	$12,005	$26,752
Investments	54,310	36,567
Receivables - net of allowances	18,445	15,036
Inventories	21,791	23,946
Income tax receivable	-	10,246
Deferred income taxes	-	8,708
Other current assets	1,562	1,833

Total Current Assets	108,113	123,088

Property, plant and equipment at cost	65,436	64,900
Less: accumulated depreciation	(43,695)	(40,655)

Net property, plant and equipment	21,741	24,245
Other assets	12,350	12,138

TOTAL ASSETS	$142,204	$159,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$7,439	$8,759
Payroll and compensation	849	1,020
Accrued restructuring costs	1,293	4,344
Retirement costs	9,403	8,928
Income taxes	3,639	3,692
Other accrued liabilities	1,424	486

Total Current Liabilities	24,047	27,229

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	-	-
Common stock, $1 par value; authorized 60,000,000
shares; issued and outstanding: 26,103,204 in 2003
and 2002	26,103	26,103
Capital in excess of par value	76,405	76,405
Treasury stock, $1 par value (3,840 shares in 2003 and
2002)	(232)	(232)
Retained earnings	16,751	31,812
Accumulated other comprehensive loss	(870)	(1,846)

Total Stockholders' Equity	118,157	132,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,204	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	Septemer 27,
(in thousands except per share data)	2003	2002	2003	2002

Net sales	$25,973	$27,395	$74,151	$76,790

Costs and expenses:
Cost of sales	17,133	19,279	49,966	54,473
Research and development	2,333	3,601	7,563	11,085
Selling, general and administrative	7,577	9,413	22,942	25,986
Litigation settlement costs	-	-	-	2,800

	27,043	32,293	80,471	94,344

Operating loss	(1,070)	(4,898)	(6,320)	(17,554)

Joint venture income	161	263	760	322
Interest and other income	229	270	696	635

Loss before taxes	(680)	(4,365)	(4,864)	(16,597)
Income tax provision (benefit)	8,424	(2,166)	7,065	(6,141)

Net loss	$(9,104)	$(2,199)	$(11,929)	$(10,456)

Net loss per share:
Basic	$(0.35)	$(0.08)	$(0.46)	$(0.42)

Diluted	$(0.35)	$(0.08)	$(0.46)	$(0.42)

Number of shares used in per share
calculations:
Basic	26,099	26,099	26,099	25,105
Diluted	26,099	26,099	26,099	25,105

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 26,	September 27,
(in thousands)	2003	2002

Cash flows from operating activities:
Net loss	$(11,929)	$(10,456)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	4,542	4,699
Deferred income taxes	8,708	-
Other	754	(123)
Change in operating assets and liabilities:
Receivables - net of allowances	(3,409)	(5,848)
Inventories	2,155	2,126
Income tax receivables	10,246	725
Other current assets	271	(283)
Accounts payable	(1,320)	3,015
Accrued restructuring costs	(3,051)	-
Other accrued expenses	1,189	1,938

Net cash provided by (used in) operating activities	8,156	(4,207)

Cash flows from investing activities:
Capital expenditures	(2,074)	(4,894)
Purchase of investments	(65,972)	(45,657)
Sale of investments	48,275	38,890

Net cash used in investing activities	(19,771)	(11,661)

Cash flows from financing activities:
Net proceeds from stock offering	-	65,246
Net cash provided by employee stock plans	-	711
Cash dividends paid	(3,132)	(5,987)

Net cash (used in) provided by financing activities	(3,132)	59,970

(Decrease) increase in cash and cash equivalents	(14,747)	44,102
Cash and cash equivalents, at the beginning of the period	26,752	7,789

Cash and cash equivalents, at the end of the period	$12,005	$51,891

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Helix Technology Corporation and its wholly owned subsidiaries (the "Company") at September 26, 2003, and December 31, 2002, and the results of the Company's operations and cash flows for the three and nine-month periods ended September 26, 2003, and September 27, 2002.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three- and nine-month periods ended September 26, 2003, and September 27, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Note 2 - Inventories

	September 26,	December 31,
(in thousands)	2003	2002

Finished goods	$6,771	$8,383
Work in process	11,721	12,185
Materials and parts	3,299	3,378

	$21,791	$23,946

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing overhead costs. Based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value, if less than cost.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Income Taxes

For the nine-month period ended September 26, 2003, the Company recorded a tax provision of $7,065,000, primarily due to the establishment of a full valuation allowance against net deferred tax assets and recording state and foreign income tax for the period. As a result of the Company's review performed at September 26, 2003, the Company, under SFAS 109, "Accounting for Income Taxes," is required to establish this allowance.

If the Company generates future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and increase net income reported in future periods.

The effective income tax rate for the nine-month period ended September 27, 2002, was 37%. Tax credits are treated as reductions of income tax provisions in the year in which the credits are realized. The Company does not provide for federal income taxes on the undistributed earning of its wholly owned foreign subsidiaries, since these earning are indefinitely reinvested.

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

Changes in the warranty reserves during the first nine months of 2003 were as follows:

(in thousands)

Balance at December 31, 2002	$293
Provisions for warranty	999
Consumption of reserves	(844)

Balance at September 26, 2003	$448

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Accrued Restructuring Costs

In the fourth quarter of 2002, the Company initiated a worldwide cost-reduction program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. The cost-reduction program included severance and fringe benefits to terminate approximately 130 employees and included closure or consolidation of selected facilities worldwide. We recorded a $5,851,000 charge for these restructuring activities in the fourth quarter of 2002. The majority of the cash outlays have been incurred or are expected to be paid during 2003, with the remaining cash outlays related to the facility closures occurring during 2004.

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of September 26, 2003:

	Employee
	Severance and	Facility	Asset
	Fringe Benefits	Closures	Writedowns	Total

Fourth quarter 2002 restructuring charges	$3,046	$1,486	$1,319	$5,851
Non-cash activity	-	20	(1,319)	(1,299)
Cash payments	(208)	-	-	(208)

Balance at December 31, 2002	2,838	1,506	-	4,344

Cash payments	(2,418)	(633)	-	(3,051)

Balance at September 26, 2003	$420	$873	$-	$1,293

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Other Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands except per share data)	2003	2002	2003	2002

Net loss	$(9,104)	$(2,199)	$(11,929)	$(10,456)

Other comprehensive loss before tax:
Foreign currency translation adjustment	176	1,525	1,082	(2)
Unrealized gain (loss) on available-for-sale
investment	(141)	(20)	46	(57)

Other comprehensive gain (loss) before tax	35	1,505	1,128	(59)
Income tax related to items of other
comprehensive (loss) gain	(70)	(396)	(152)	(74)

Other comprehensive gain (loss), net of tax	(35)	1,109	976	(133)

Comprehensive loss	$(9,139)	$(1,090)	$(10,953)	$(10,589)

Note 8 - Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands except per share data)	2003	2002	2003	2002

Net loss	$(9,104)	$(2,199)	$(11,929)	$(10,456)

Basic shares	26,099	26,099	26,099	25,105

Add: Common equivalent shares (1)	-	-	-	-

Diluted shares	26,099	26,099	26,099	25,105

Basic net loss per share	$(0.35)	$(0.08)	$(0.46)	$(0.42)

Diluted net loss per share	$(0.35)	$(0.08)	$(0.46)	$(0.42)

(1)

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). The Company had 762,875 and 552,375 options outstanding not included in the computation of diluted shares for the three- and nine-month periods ended September 26, 2003, and September 27, 2002, respectively. The Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for:
Three months ended:
September 26, 2003	$17,693	$8,280	$25,973
September 27, 2002	$20,443	$6,952	$27,395

Nine months ended:
September 26, 2003	$52,564	$21,587	$74,151
September 27, 2002	$59,229	$17,561	$76,790

Long-lived assets as of:
September 26, 2003	$30,760	$3,331	$34,091
December 31, 2002	$32,647	$3,736	$36,383

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 - Capital Stock

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issues to Employees, and Related Interpretations." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net loss and basic and diluted net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(in thousands except per share data)	2003	2002	2003	2002

Net loss, as reported	$(9,104)	$(2,199)	$(11,929)	$(10,456)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	297	166	686	524

Pro forma net loss	$(9,401)	$(2,365)	$(12,615)	$(10,980)

Earnings per share:
Basic-as reported	$(0.35)	$(0.08)	$(0.46)	$(0.42)

Basic-pro forma	$(0.36)	$(0.09)	$(0.48)	$(0.44)

Diluted-as reported	$(0.35)	$(0.08)	$(0.46)	$(0.42)

Diluted-pro forma	$(0.36)	$(0.09)	$(0.48)	$(0.44)

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

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. The Company adopted the provisions of EITF No. 00-21 for all revenue arrangements entered into after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's results of operations or financial condition.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which is effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company's financial condition or results of operations.

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

Critical Accounting Policies

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

Revenue Recognition.  We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. Net sales from global support services is recognized as performed or ratably over the period of the related agreements. We recognize net sales from upgrade sales upon customer acceptance, provided installation has been completed. As part of a sale, we offer customers a warranty on defects in materials and workmanship. We continuously monitor and track the related product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Deferred Income Taxes.  Each reporting period we estimate our ability to realize our net deferred tax assets. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax loss and tax credit carryforwards. We reassessed our need for a valuation allowance and determined under applicable accounting criteria that a full valuation allowance is required. Until an appropriate level of profitability is reached, we will not record Federal tax benefits or provisions on future results of operations.

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

Restructuring Charges.  During 2002, we recorded charges in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Actual experience may be different from these estimates. For more information, see Note 5 to the consolidated financial statements.

Retirement Obligations.  We have retirement obligations which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of compensation increases and expected long-term rates of return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related retirement benefit costs may occur due to changes in assumptions.

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

HELIX TECHNOLOGY CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations (continued)

We continue to be impacted by the slowdown in the global market for semiconductor capital equipment that began in 2001. Net sales for the third quarter ended September 26, 2003, (the "2003 Quarter") were $26.0 million compared with net sales for the third quarter ended September 27, 2002, (the "2002 Quarter") of $27.4 million, a decrease of 5.2%. Net sales for the nine months ended September 26, 2003, (the "2003 Period") were $74.2 million compared with net sales for the nine months ended September 27, 2002, (the "2002 Period") of $76.8 million. On a sequential quarter-over-quarter basis, however, sales for the 2003 Quarter increased 5.8% from the prior quarter ended June 27, 2003, primarily due to growth in our service offerings.

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

Cost of sales for the 2003 Quarter was $17.1 million compared with $19.3 million for the 2002 Quarter, a decrease of 11.1%. The gross margin for the 2003 Quarter was 34.0% compared with the 2002 Quarter at 29.6%. Gross margin for the 2003 Period improved to 32.6% from 29.1% for the 2002 Period. The gross margin for the 2003 Quarter increased from the 2002 Quarter due primarily to product mix and lower overhead costs. On a sequential quarter-over-quarter basis, gross margin increased primarily due to product mix as well as the reduction in temporary production and customer support costs incurred in the prior quarter related to our new generation of vacuum technology. The improvement in gross margin over the 2002 Period is primarily due to the lower overhead costs resulting from our cost reduction actions taken in the fourth quarter of 2002 offset by the aforementioned temporary cost issues in the year.

Research and development expenses were $2.3 million for the 2003 Quarter, or 8.9% of net sales, compared to $3.6 million, or 13.1% of net sales, for the 2002 Quarter. On a year-to-date basis spending on research and development activities decreased $3.5 million to $7.6 million in the 2003 Period from $11.1 million in the 2002 Period. The decrease in overall research and development expenses from the prior year is due to cost reduction actions taken in the fourth quarter of 2002 as well as the completion of several major research and development projects during the past year. We intend to maintain our current level of spending on research and development for the foreseeable future.

Total selling, general and administrative expenses were $7.6 million and $22.9 million in the 2003 Quarter and 2003 Period, respectively, compared with $9.4 million and $28.8 million in the 2002 Quarter and 2002 Period. Excluding the $2.8 million nonrecurring litigation charge included in the 2002 Period, total selling, general and administrative expenses declined from the prior year quarter and period by 19.5% and 11.7%, respectively, reflecting cost savings realized from the restructuring program implemented in the fourth quarter of 2002.

Royalty and equity income from our joint venture in Japan decreased by $0.1 million in the 2003 Quarter compared to the 2002 Quarter and increased $0.4 million in the 2003 Period compared to the 2002 Period. The decline in the 2003 Quarter resulted from the joint venture's reassessment of its tax liabilities. Although the Japanese semiconductor capital equipment market reflects the same uncertainty as the global market, the improvement over the 2002 Period reflects improvement in the Flat Panel Display market.

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

For the 2003 Quarter and 2003 Period, we recorded an income tax provision of $8.4 million and $7.1 million on a pre-tax loss of $0.7 million and $4.9 million, respectively. This provision is primarily attributable to the establishment of the valuation allowance against our deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes" and to record state and foreign income taxes for the 2003 period. If we generate future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and increase net income reported in future periods. The effective tax rate was 50.0% and 37.0% for the 2002 Quarter and 2002 Period, respectively, as a result of our adjustment of our full year effective tax rate to 37.0% in the 2002 Quarter. The tax rates differ from the United States statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Liquidity and Capital Resources

Cash provided by operating activities for the 2003 Period was $8.2 million compared with cash used by operations of $4.2 million for the 2002 Period. The cash provided by operating activities for the 2003 Period was primarily due to our receipt of $12.0 million in tax refunds, resulting from the carryback of the 2002 net operating loss, offset by the loss in the 2003 Period, by $3.1 million of severance and facility closure payments related to the 2002 restructuring activity and by a $1.4 million payment to fund our pension plan.

In the 2003 Period we spent $2.1 million to support the existing infrastructure. In the 2002 Period capital expenditures were $4.9 million, primarily for implementation of our global information system. We expect full-year spending for 2003 to be approximately $3.0 million to $4.0 million. We continue to closely manage our capital expenditures.

Cash dividends paid to stockholders were $3.1 million, or $0.04 per common share, on a quarterly basis during the 2003 Period and $6.0 million, or $0.08 per common share, on a quarterly basis during the 2002 Period. In October 2002, our Board of Directors reduced the quarterly dividend to $0.04 per share, due to the continuing uncertain business environment and lack of stability in the semiconductor capital equipment market.

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

In November 2002, the EITF issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting; revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete; and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. We adopted the provisions of EITF No. 00-21 for all revenue arrangements entered into after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our results of operations or financial condition.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which is effective for contracts entered into or modified after June 30, 2003, did not have a material effect on our financial condition or results of operations.

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

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions. Important factors that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, market acceptance of and demand for the Company's products, the success of the Company's strategic initiatives, including its global support operations and new product introductions, the health of the global semiconductor capital equipment market and the timing and scope of any change in the current depressed industry conditions, the Company's success in sustaining order bookings, and the other risk factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed for the year ended December 31, 2002. As a result of the foregoing, we may experience material fluctuations in our operating results on a quarterly basis, which could materially affect our business, financial position, results of operations and stock price. We undertake no obligation to update the information contained in this report to reflect subsequently occurring events or circumstances.

HELIX TECHNOLOGY CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the periods presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at September 26, 2003, was $6.6 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at September 26, 2003, would be $0.7 million, which would be essentially offset by gains in the corresponding assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at September 26, 2003, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

While the Company's disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:
Exhibit
Number	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

b.  Reports on Form 8-K:

1.  A Report on Form 8-K was furnished on July 21, 2003 (Item 9.). The report contained information announcing Helix Technology Corporation's earnings release issued on July 21, 2003. *

*Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

HELIX TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: October 20, 2003	By: /s/Robert J. Lepofsky
Robert J. Lepofsky
President and Chief Executive Officer

Date: October 20, 2003	By: /s/Jay Zager
Jay Zager
Senior Vice President and
Chief Financial Officer