Form 10-K
period 2003-12-31
HELIX TECHNOLOGY CORP
filed 2004-01-30
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003,
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 27, 2003, (computed by reference to the quoted last selling price of such stock in the over-the-counter market on June 27, 2003), was $339,863,716.

The number of shares outstanding of the registrant's Common Stock, $1 Par Value, as of January 15, 2004, was 26,103,204.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	Part of Form 10-K into Which Incorporated
Portions of the registrant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in March 2004	Part III

TABLE OF CONTENTS

Part I

Part II

Part III
Item 10	Directors and Executive Officers of the Registrant	19
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management	19
Item 13	Certain Relationships and Related Transactions	19
Item 14	Principal Accountant Fees and Services	20

Part IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	21
Exhibit Index Page 2

PART I

ITEM 1.   BUSINESS.

Helix is a world leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. Our vacuum systems provide enabling technology for several key steps within the semiconductor manufacturing process, including ion implantation, physical vapor deposition, chemical vapor deposition and etching. Semiconductor manufacturers use our systems to create and maintain a vacuum environment, which is critical to their manufacturing processes. We are a leading provider of vacuum systems technology to the world's largest semiconductor capital equipment and semiconductor manufacturers, placing us at a critical point in their advanced technology manufacturing process. We have long-standing customer relationships with many semiconductor capital equipment manufacturers, including Applied Materials, Axcelis, Novellus, Unaxis, Varian Semiconductor and Veeco, as well as semiconductor manufacturers such as Agere, AMD, Atmel, Fujitsu, Infineon, Intel, Motorola, NEC, Philips, Samsung, STMicroelectronics, Texas Instruments and TSMC. Our products are also used in a broad range of industrial manufacturing applications and advanced research and development laboratories.

We also provide an extensive range of global support and vacuum system monitoring services that lower our end-users' total costs of ownership. We increase our customers' system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers' installed base of production tools. Our service offerings include our TrueBlueSM Service Agreements, our GUTS® (Guaranteed Up Time Support) customer response system and our GOLDLink® (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers' production tools. Our GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

Industry Overview

In recent years the semiconductor industry has experienced significant growth in both the volume and complexity of devices manufactured. The growth in the volume of semiconductors produced has been driven by the increased demand for products historically using semiconductors, including telecommunications equipment, consumer electronics, personal computers and wireless communication devices, the incorporation of semiconductors into new product areas ranging from automobiles to children's toys, the growth of the Internet, and the proliferation of applications in the data storage and data transfer industry. Furthermore, growing consumer demand for smaller, more sophisticated electronic products, such as mobile phones, laptop computers and wireless networking equipment, has increased the complexity of the semiconductors integrated into these products.

To meet these demands, semiconductor manufacturers have sought volume and efficiency improvements through increased equipment utilization, higher manufacturing yields, the addition of manufacturing equipment in existing facilities and the construction of new fabrication facilities. To achieve greater economies of production, the semiconductor industry is currently transitioning from building semiconductor wafers that are 200 millimeters in diameter to wafers that are 300 millimeters in diameter, with the goal of producing more chips per wafer, thus lowering the cost per chip. This transition to new 300-millimeter equipment is expected to continue over the next several years and represents one of the primary drivers of growth in the semiconductor capital equipment industry in the near term.

The production of advanced semiconductor chips is an extremely complex and logistically challenging manufacturing activity. To create integrated circuits, or semiconductor chips, a semiconductor manufacturer uses several sequential process steps including ion implantation; chemical vapor deposition and physical vapor deposition, which are referred to as CVD and PVD; and etching. Ion implantation equipment injects charged ions into the wafer to change a material's characteristics. CVD and PVD equipment is used to deposit materials onto the surface of the wafer. Etching equipment removes unwanted materials from the wafer. These steps, which comprise the initial fabrication of the integrated circuit and are referred to in the industry as front-end processes, are repeated many times to create the desired pattern on the silicon wafer. Following these front-end processes, the wafer is cut into individual devices, or chips, which then undergo additional assembly and testing steps.

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

Broad Customer Base.  We have long-standing customer relationships with both OEMs and end-users of semiconductor capital equipment. Over the last three years, an average of approximately 49% of our net sales have come directly from end-users. We believe our strong relationships with end-users provide us with a competitive advantage over many other suppliers to the semiconductor capital equipment industry. Our work with both OEMs and end-users provides us with unique insights into emerging technologies and applications. We understand our customers' specific needs, and we incorporate our insights into our innovative product offerings. Our balanced mix of OEM and end-user customers and status as a supplier to essentially all of the major front-end OEMs in our segment demonstrates our leading position in the industry.

Superior Global Customer Service and Support.  Continuous production tool operation is critical for our customers. We believe providing a high level of service and support gives us a competitive advantage and enhances our ability to build long-term customer relationships. We continue to build upon the solid relationships that have been established with our customers through the introduction of proactive TrueBlue Service Agreements. Helix TrueBlue Service Agreements allow our customers to realize the benefits of improved performance, increased productivity, ease of business transactions, and the application of knowledge in solving more of their problems. Our leading-edge technology and world-class customer support resources are leveraged as an integral part of our service and support capabilities. Through our GUTS rapid response offering, we provide our customers anywhere in the world access 24 hours a day to a trained Helix employee who can diagnose a problem and initiate a corrective action within one hour. GOLDLink allows us to help our customers monitor the operating performance of their manufacturing facilities and recommend preventative courses of action before problems occur. We have ten service and support offices around the world, and as of December 31, 2003, 174, or 31%, of our employees were dedicated to our global customer service and support activities.

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

Technological Leadership in Complex Vacuum Solutions.  Since our inception in 1967 we have participated in the vacuum technology industry and have applied this knowledge to the development of sophisticated vacuum systems for advanced technology applications, such as the building of integrated circuits. Our team of scientists, product development personnel, manufacturing specialists and hardware and software engineers are all focused on advancements in vacuum technology. Our customers recognize us as experts capable of assisting them in the design and selection of vacuum systems and components for their new product initiatives and fabrication facilities. As of December 31, 2003, we had 210 patents issued and 54 patents pending relating to the design and development of our products and systems.

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

Vacuum Measurement Components and Systems

Our Granville-Phillips STABIL-ION®, CONVECTRON® and MICRO-ION® vacuum measurement components and systems are used in the PVD, ion implantation, CVD, and etch processes. Our vacuum gauging products are also integrated into analytical instruments, primarily mass spectrometers. STABIL-ION, CONVECTRON and MICRO-ION systems are individually calibrated at numerous pressure values, resulting in a stable and accurate gauge that does not change calibration with time of use. This stable calibration is essential to starting the production process at the same true pressure on every production run. It also provides improved gauge-to-gauge reproducibility, which is essential for process replication.

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

Over the last three years, net sales of our Granville-Phillips products and related services represented between 18% and 20% of our net sales.

Global Support Services

To our customers, even a few minutes of production downtime is unacceptable. Given the magnitude of the investment in plant and equipment and the value of the work-in-process, which is expected to increase with the move to 300-millimeter production equipment, tool availability is a priority for our customers.

From the industry standard of GUTS to the pioneering e-Diagnostic implementation of GOLDLink support, we have continually demonstrated our commitment to serving our customer base with the most advanced, innovative tools available.

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

While our GUTS rapid response system continues to be a leader in reactive customer support, the industry is moving toward enhanced service offerings that rely on proactive problem solving to boost customer productivity. Extended service agreements, which leverage

Helix core competencies and rely on key technology and capabilities, such as Internet-based remote e-diagnostics, can further enhance production efficiency and throughput. With the introduction of TrueBlue Service Agreements we are well positioned to extend the benefits of e-diagnostics using our On-Board Information Network and our GOLDLink capability. Coupled with our On-Board technology, the GOLDLink network provides us with the ability to access performance data of key vacuum system components, including third-party products, right at the production tool. GOLDLink consists of three key components: hardware and software located on tools in the manufacturing facility, our customer support center and support engineers, and the networks connecting the tools and our support operations.

Our GOLDLink capability allows our customers to redirect their employees to focus on their core competencies by leveraging our vacuum technology and control core competencies. Our ability to detect performance anomalies before they cause a system failure minimizes our customers' risk of significant tool downtime and can result in increased plant productivity.

In the past few years, we received approximately 30% to 37% of our net sales from our global support services, including the delivery and installation of spare parts, retrofits and upgrades.

Customers

We market and sell our products and services primarily to large original equipment and end-user manufacturers of semiconductor, data storage, flat panel display, and other industrial applications. Net sales to OEMs represented 49%, 50%, and 53% of our net sales for 2003, 2002 and 2001, respectively.

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

Flat Panel Display Customers

We sell our products and services to equipment manufacturers and manufacturers of flat panel displays, which have fabrication processes similar to those employed in manufacturing integrated circuits. Flat panel technology produces bright, sharp, large, color-rich images on flat screens for products ranging from hand-held computer games, to laptop and desktop computer monitors, to large-screen televisions.

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

The table below represents some of our customers in each of our primary target markets:

Semiconductors	Semiconductor Equipment	Data Storage

Agere	Applied Materials	Seagate
AMD	Axcelis	Unaxis
Atmel	Novellus	Veeco
Fujitsu	Varian Semiconductor
Infineon	Veeco
Intel		Flat Panel Displays
Motorola
NEC		AKT
Philips		Philips
Samsung
STMicroelectronics
Texas Instruments		Analytical Instruments
TSMC
Agilent
Riber

Our one reportable segment is the development, manufacture, sale and support of cryogenic and vacuum equipment. Our largest customer is Applied Materials, the world's largest manufacturer of semiconductor capital equipment, representing 20%, 27% and 22%, of our net sales for 2003, 2002 and 2001, respectively. Our 10 largest customers accounted for 44%, 43%, and 37%, of our net sales for 2003, 2002, and 2001, respectively.

Sales and Marketing

We sell our products and services, primarily through direct sales personnel, to customers in the United States, Europe, and the Pacific Rim. Our sales and service personnel are located at our headquarters in Mansfield, Massachusetts, and in regional offices in Longmont, Colorado; Santa Clara, California; Austin, Texas; Tempe, Arizona; Amsterdam, the Netherlands; Darmstadt, Germany; Orsay, France; Livingston, Scotland; Tokyo, Japan; Hsinchu, Taiwan; and Shanghai and Hong Kong, China. We also have distributors and representatives in other major markets. See Note I, "Segment Information," of the Notes to Consolidated Financial Statements for further discussion of our U.S. and international sales.

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

Research and Development

Our industry continues to experience rapid technological change, requiring us to frequently introduce new products and enhancements. We believe that our success will depend upon our ability to identify and provide total systems solutions for our customers' problems. We seek to develop new products and enhancements to our existing products that meet changing customer requirements in our current and new markets. We have in the past made, and expect to continue to make, substantial investments in product and technological development. We believe our experience and relationships will remain important factors to enable us to develop products to meet our customers' needs and penetrate our target markets. Through our direct sales process we monitor changing customer needs, changes in the marketplace and emerging industry standards, and are therefore better able to focus our research and development efforts to address these evolving industry requirements.

We expended $10.1 million in 2003, $14.7 million in 2002, and $16.1 million in 2001 on research and development efforts. We have continued our commitment to invest in new product development to maintain our technological and market leadership, including new products for commercial applications, projects for 300-millimeter products, and enhancements of our core products and GOLDLink support. We perform our research and product development activities at our headquarters facility in Mansfield, Massachusetts, and at our Longmont, Colorado, facility.

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

Competition

The markets for our products and services are highly competitive and are characterized by ongoing technological development and changing customer requirements. We believe that market-driven pressures on our customers to increase productivity and reduce costs are prevalent throughout the markets for our products. In markets in which we have an established presence, we compete primarily on the basis of product performance, applications expertise, and historical customer relationships and support. In new markets for our products, we compete primarily on the basis of product performance, price, and range of features. Other significant competitive factors in our markets include product reliability, on-time delivery, technology, and the ability to adaptively provide solutions for our customers' evolving needs.

We have foreign and domestic competitors for each of our product lines. Some of these competitors are subsidiaries or divisions of larger corporations and have greater resources than we have. If these competitors bring technologically superior products to market in the future, they could overcome our competitive advantages. Our ability to continue to compete successfully depends on our ability to make timely introductions of system enhancements and new products and services, particularly relating to the new 300-millimeter technology, while continuing to provide excellent pre- and post-sales support on existing products and services. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

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

Employees

As of December 31, 2003, we had 492 permanent and 69 temporary employees worldwide, of which 461 were employed in North America, 69 in Asia and 31 in Europe. As of December 31, 2003, none of our employees based in the United States was represented by a union, and we have never experienced a work stoppage, slowdown or strike. We consider our relationship with our employees to be good.

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

Intellectual Property

We rely on patent, copyright, trademark and trade secret protection, as well as contractual restrictions, in the United States and in other countries to protect our proprietary rights in our products and our business. As of December 31, 2003, we had 100 patents in the United States and 110 patents in other countries, as well as 54 patent applications (13 in the United States and 41 in other countries) on file with various patent agencies worldwide. These patents expire at various years through 2021.

We have a number of trademarks that we consider important to our business. These trademarks are protected by registration in the United States and other countries in which we market our products.

Backlog

We had approximately a $15.0 million backlog of orders that we believed to be firm at December 31, 2003, compared with $6.2 million at December 31, 2002. We expect to recognize revenue from essentially all of the December 31, 2003, backlog during 2004.

Available Information

Our Internet address is www.helixtechnology.com. We make available free of charge through our website our annual report on
Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website is not part of this report.

ITEM 2.   PROPERTIES.

We occupy approximately 270,900 square feet worldwide, as described in the table below.

Location	Size (Sq. Ft.)	Lease Expires		Functions

Massachusetts	155,000	2006	(1)	Corporate headquarters, engineering,
				manufacturing, sales and marketing, customer
				support, repair center, and administration
Colorado	60,000	2015		Engineering, manufacturing, and sales and marketing
California	11,000	2005		Sales office, customer support, and repair center
Texas	6,000	2007		Sales office and customer support
Scotland	1,000	2004		Sales office and customer support
Germany	6,000	2008		Sales office and customer support
France	6,900	2006		Sales office, customer support, and repair center
Japan	8,100	2004		Sales office, customer support, and repair center
Taiwan	9,600	2004		Sales office, customer support, and repair center
China	8,300	2005		Sales office, customer support, and repair center

(1)  The lease on this facility provides for renewal options for up to fifteen additional years.

We believe we have adequate facilities to meet our currently anticipated requirements and that suitable additional or substitute facilities will be available if required.

ITEM 3.   LEGAL PROCEEDINGS.

We may be involved in the normal course in ordinary routine litigation incidental to the business. We are not a party to any proceedings that involve amounts that would have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol HELX. At December 31, 2003, there were 26,099,364 shares of common stock outstanding and approximately 544 common stockholders of record.

Price Range of Common Stock and Cash Dividend Per Common Share

The following table sets forth the high and low sale prices per share of our common stock during each of the quarters for the two most recent fiscal years.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
High	$14.20	$14.28	$19.28	$22.28
Low	$ 6.95	$ 8.35	$12.89	$14.90
Cash dividends per share	$ 0.04	$ 0.04	$ 0.04	$ 0.04

2002
High	$26.25	$30.14	$20.78	$14.90
Low	$18.05	$17.85	$ 8.47	$ 6.65
Cash dividends per share	$ 0.08	$ 0.08	$ 0.08	$ 0.04

On January 23, 2004, the Board of Directors declared a quarterly cash dividend of $0.04 per common share payable on February 18, 2004, to common stockholders of record at the close of business on February 8, 2004.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data that should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein.
	December 31,

(in thousands except per share data)	2003	2002	2001	2000	1999

Net sales	$105,883	$100,241	$112,994	$253,085	$139,389
Net (loss) income (1)	$(11,136)	$(19,418)	$(5,940)	$45,870	$15,864
Basic net (loss) income per share	$(0.43)	$(0.77)	$(0.26)	$2.04	$0.71
Diluted net (loss) income per share	$(0.43)	$(0.77)	$(0.26)	$2.02	$0.70
Cash dividends per share	$0.16	$0.28	$0.44	$0.48	$0.48
Total assets	$145,990	$159,471	$113,580	$141,968	$93,655
Basic shares	26,099	25,364	22,565	22,498	22,336
Diluted shares	26,099	25,364	22,565	22,762	22,623

(1) Net loss for the year ended December 31, 2003, reflects a $10,674,000 charge to establish a full valuation allowance against net deferred tax assets. Net loss for the year ended December 31, 2002, reflects $13,214,000 of a litigation settlement, restructurings and other charges. Net loss for the year ended December 31, 2001, reflects a restructuring charge of $1,047,000 related to workforce reductions. Net income for the year ended December 31, 1999, reflects the gain on sale of our Colorado facility of $1,397,000.

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

Overview

We are a world leader in the development, manufacture, and application of innovative vacuum technology solutions for the semiconductor, data storage, and flat panel display markets. Our vacuum systems provide enabling technology for several key steps within the semiconductor manufacturing process, including ion implantation, physical vapor deposition, chemical vapor deposition and etching. Semiconductor manufacturers use our systems to create and maintain a vacuum environment, which is critical to their manufacturing processes. We are a leading provider of vacuum systems technology to the world's largest semiconductor capital equipment and semiconductor manufacturers, placing us at a critical point in their advanced technology manufacturing process. We have long-standing customer relationships with many semiconductor capital equipment manufacturers, including Applied Materials, Axcelis, Novellus, Unaxis, Varian Semiconductor and Veeco, as well as semiconductor manufacturers such as Agere, AMD, Atmel, Fujitsu, Infineon, Intel, Motorola, NEC, Philips, Samsung, STMicroelectronics, Texas Instruments, and TSMC. Our products are also used in a broad range of industrial manufacturing applications and advanced research and development laboratories.

We also provide an extensive range of global support and vacuum system monitoring services that lower our end-users' total costs of ownership. We increase our customers' system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers' installed base of production tools. Our service offerings include our TrueBlue Service Agreements, our GUTS (Guaranteed Up Time Support) customer response system and our innovative GOLDLink (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers' production tools. Our GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

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

Revenue Recognition and Accounts Receivable. We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. Net sales from global support services is recognized as performed or ratably over the period of the related agreements. We recognize net sales from upgrade sales upon customer acceptance provided installation has been completed. Revenues from contracts with multiple-element arrangements, such as those including products and services, are recognized as each element is earned based on the relative fair value of each element. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. As part of a sale, we offer customers a warranty on defects in materials and workmanship.

We continuously monitor and track the related product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory and Reserves for Excess and Obsolescence. We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost, based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required. If inventory is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold, which will result in improved margins in the period which the product is sold.

Tax Contingencies. Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Deferred Income Taxes. Each reporting period we estimate our ability to realize our net deferred tax assets. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax loss and tax credit carryforwards. We reassessed our need for a valuation allowance and determined under applicable accounting criteria that a full valuation allowance was required in 2003. Until an appropriate level of profitability is reached, we will not record Federal tax benefits or provisions on future results of operations.

Restructuring Charges. During 2002 we recorded charges in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Actual experience may be different from these estimates. For more information, see Note C to the consolidated financial statements.

Retirement Obligations. We have retirement obligations that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of compensation increases, and expected long-term rates of return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related retirement benefit costs may occur due to changes in assumptions.

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

Results of Operations

Fiscal Year Ended December 31, 2003, Compared to the Fiscal Year Ended December 31, 2002

For most of 2003, we continued to experience the significant slowdown in the global market for semiconductor capital equipment that began in 2001. In the last quarter of the year, however, we have seen an increase in both orders and sales as the industry begins to show signs of expansion. Net sales for 2003 were $105.9 million as compared with net sales for 2002 of $100.2 million, an increase of 5.7%.

In the fourth quarter of 2002, we initiated a worldwide cost-reduction program and the suspension of an internal-use software development program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. The cost-reduction program included severance and fringe benefits to terminate approximately 130 employees and included closure or consolidation of selected facilities worldwide. We recorded an $8.7 million charge for restructurings and other charges in the fourth quarter of 2002 and expect to save approximately $2.4 million quarterly which has significantly reduced our breakeven point. This program was substantially completed in the first quarter of 2003.

Cost of sales for 2003 was $69.8 million compared with $73.0 million for 2002, a decrease of 4.4%. The gross margin for 2003 was 34.0% compared with 27.1% for 2002. The improvement in gross margin for 2003 is primarily due to the lower overhead costs resulting from our cost reduction actions taken in the fourth quarter of 2002, offset by some temporary increases in production and customer support costs incurred in the middle of the year relating to our new generation of vacuum technology.

Research and development expenses were $10.1 million for 2003, or 9.5% of net sales, compared to $14.7 million for 2002, or 14.6% of net sales. The decrease in overall research and development expenses from the prior year is due to cost reduction actions taken in the fourth quarter of 2002, as well as the completion of several major research and development projects during the past year. We maintain a commitment to developing technologies to support a new generation of products for 300-millimeter-capable production tools, to expand our support service capability and to improve our core component product lines.

Total selling, general and administrative expenses for 2003 were $31.3 million, as compared with $37.7 million for 2002. Excluding the $2.8 million nonrecurring litigation charge included in 2002, total selling, general and administrative expenses declined from the prior year by 10.3%, reflecting cost savings realized from the restructuring program implemented in the fourth quarter of 2002.

Royalty and equity income from our joint venture in Japan for 2003 increased to $1.2 million from $0.6 million in 2002. The improvement over 2002 reflects improvement in the Flat Panel Display portion of the semiconductor capital equipment market.

Interest and other income was $0.9 million for both 2003 and 2002. This reflects higher 2003 average cash balances offset by lower interest rates.

We had a pretax loss of $3.2 million in 2003, compared with a pretax loss of $32.4 million for 2002. In 2003 we recorded an income tax provision of $7.9 million. This provision is primarily attributable to the establishment of the valuation allowance against our deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes" and to record state and foreign income taxes for 2003. If we generate future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and increase net income reported in future periods. The effective tax rate for 2002 was 40%. The tax rates differ from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture. These tax credits and equity income increase our tax rate on pretax losses and decrease our tax rate on pretax income.

Fiscal Year Ended December 31, 2002, Compared to the Fiscal Year Ended December 31, 2001

In 2002, we experienced a significant slowdown in the global market for semiconductor capital equipment that began in 2001. Net sales for 2002 were $100.2 million as compared with net sales for 2001 of $113.0 million, a decrease of 11.3%.

Cost of sales for 2002 was $73.0 million compared with $75.3 million for 2001, a decrease of 3.0%. The gross margin for 2002 was 27.1% compared with 33.4% for 2001. Cost of sales for 2002 included an additional fourth quarter charge for excess and obsolete inventory totaling $1.7 million resulting from the significant slowdown in the global market for semiconductor capital equipment and from expected efficiencies to be gained in our future delivery of global customer support. We monitor and forecast expected inventory needs based on our constantly changing sales forecast and write-down or write-off inventory when it becomes obsolete or when it is deemed excess. Excluding these charges, the gross margin for 2002 would have been 28.8%, a decline from 2001, primarily due to lower sales volume that reduced utilization of manufacturing capacity.

Research and development expenses were $14.7 million for 2002, or 14.6% of net sales, compared to $16.1 million for 2001, or 14.2% of net sales. We maintain a commitment to developing technologies to support a new generation of products for 300 millimeter- capable production tools, to expand our support service capability and to improve our core component product lines.

Total selling, general and administrative expenses for 2002 were $37.7 million, as compared with $35.1 million for 2001. The increase in selling, general and administrative expenses was primarily due to the nonrecurring litigation settlement charge of $2.8 million in 2002. Total selling, general and administrative expenses excluding the nonrecurring litigation settlement charge remained consistent with the prior year, reflecting a decrease in spending due to the restructuring program completed in the third quarter of 2001 offset by an increase in depreciation expense associated with our new global information system and associated startup costs.

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

The employee costs of $3.0 million primarily consist of severance and fringe benefits to terminate approximately 130 employees. The affected employees, most of whom were located in the United States, were primarily full-time nonmanufacturing employees. Notification and termination benefits were communicated to employees in the fourth quarter of 2002. The majority of the terminations took place in 2002, and most of the remaining terminations occurred in the first quarter of 2003. We realized approximately $2.0 million in quarterly savings from the reduction in force.

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

Quarterly Financial Results

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2003. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.
	Quarter Ended

	March 29,	June 28,	Sept. 27,	Dec. 31,	March 28,	June 27,	Sept. 26,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

(in thousands except per share data)

Net sales	$20,380	$29,015	$27,395	$23,451	$23,623	$24,555	$25,973	$31,732
Cost of sales	15,541	19,653	19,279	18,564	15,806	17,027	17,133	19,870
Research and development	3,516	3,968	3,601	3,585	2,683	2,547	2,333	2,519
Selling, general and
administrative	8,059	8,514	9,413	8,932	7,768	7,597	7,577	8,338
Litigation settlement costs	--	2,800	--	--	--	--	--	--
Restructuring and other
charges	--	--	--	8,714	--	--	--	--
Operating income (loss)	(6,736)	(5,920)	(4,898)	(16,344)	(2,634)	(2,616)	(1,070)	1,005
Net income (loss)	(4,470)	(3,787)	(2,199)	(8,962)	(1,412)	(1,413)	(9,104)	793
Basic net income (loss) per
share	(0.19)	(0.15)	(0.08)	(0.34)	(0.05)	(0.05)	(0.35)	0.03
Diluted net income (loss) per
share	(0.19)	(0.15)	(0.08)	(0.34)	(0.05)	(0.05)	(0.35)	0.03

Liquidity and Capital Resources

Cash provided by operating activities in 2003 was $11.0 million, compared with cash used by operating activities of $7.1 million in 2002. The cash provided by operating activities for 2003 was primarily due to our receipt of $12.0 million in tax refunds, resulting from the carryback of the 2002 net operating loss, offset by the loss in 2003, by $3.7 million of severance and facility closure payments related to the 2002 restructuring activity, and by a $1.4 million payment to fund our pension plan.

In 2003 we spent $2.8 million to support the existing infrastructure and the implementation of our global information system in our European operations, which went live in October 2003. In 2002 we spent $5.5 million, principally for the implementation of our global information system in the U.S., which went live during July 2002. We continue to closely manage our capital expenditures.

Cash dividends paid to our stockholders during 2003 were $4.2 million, compared with $7.0 million for 2002. We paid a quarterly common stock dividend of $0.04 per share in 2003. After paying a quarterly dividend of $0.08 per share for the first three quarters of 2002, our Board of Directors reduced the quarterly dividend to $0.04 per share in October 2002, due to the continuing uncertain business environment and lack of visibility in the semiconductor capital equipment market.

We lease facilities and equipment under long-term operating leases. These contractual obligations entered into in the normal course of business are not required to be reflected in our consolidated balance sheets, but may impact our liquidity. The following table outlines our future minimum lease payments under non-cancelable operating leases.
		Less Than 1			More than 5
	Totals	Year	1 - 3 Years	3 - 5 Years	Years

Operating leases	$15,588	$4,801	$6,073	$1,311	$3,403

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

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

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

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions. Important factors that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, market acceptance of and demand for the Company's products, the success of the Company's strategic initiatives, including its global support operations and new product introductions, the health of the global semiconductor capital equipment market and the timing and scope of any change in the current industry conditions, the Company's success in sustaining order bookings, and the other risk factors contained in Exhibit 99.1 to this Annual Report on Form 10-K. As a result of the foregoing, we may experience material fluctuations in our operating results on a quarterly basis, which could materially affect our business, financial position, results of operations and stock price. We undertake no obligation to update the information contained in this report to reflect subsequently occurring events or circumstances.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the years presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at December 31, 2003, was $6.7 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at December 31, 2003, would be $0.7 million, which would be essentially offset by corresponding gains related to underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at December 31, 2003, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

Credit Risk

We are exposed to concentration of credit risk in cash and cash equivalents, investments, trade receivables, and short-term foreign exchange forward contracts. We place our cash and cash equivalents with our primary bank, a major financial institution with a high-quality credit rating. Our investments consist of money market funds, municipal and other tax-free bonds, or investment-grade securities. We enter into short-term foreign currency exchange contracts with our primary bank.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA.

The Financial Statements appear in Item 15 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Officers are elected annually by the Board and serve at the discretion of the Board.

Set forth below is information regarding our current executive officers who do not serve as our directors.
Name and Title	Age	Business Experience
James Gentilcore Executive Vice President and Chief Operating Officer	51

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

Jay Zager Senior Vice President and Chief Financial Officer	54

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

Robert E. Anastasi Executive Vice President	57

Mr. Anastasi has served as Executive Vice President since February 2001. Prior to that he served as a Senior Vice President from July 1997 until February 2001 and as a Vice President from June 1991 to July 1997.

Mark E. Jalbert Senior Vice President	51

Mr. Jalbert was elected as Senior Vice President in December 2002. Prior to that he served as Senior Vice President of Global Customer Operations from September 2001 until December 2002, Vice President of Sales from 1998 to September 2001, Director of Sales from 1997 to 1998, and Regional Sales Manager from 1988 to 1997.

Additional information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in March 2004 pursuant to Regulation 14A.

We have adopted a Code of Business Conduct that applies to all our employees and directors. In addition, we have adopted a Code of Ethics for Senior Financial Officers which imposes additional standards on our principal executive officer and all senior financial officers. The Code of Business Conduct and the Code of Ethics for Senior Financial Officers are available through our website at www.helixtechnology.com. Information contained on the website is not part of this report. If we grant any waiver of either code with respect to the conduct of executive officers or directors, we will publicly disclose such waivers as required by applicable law.

ITEM 11.   EXECUTIVE COMPENSATION.

Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in March 2004, pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in March 2004, pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in March 2004, pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in March 2004, pursuant to Regulation 14A.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. The following documents are filed as part of this report:
Page

1. Financial Statements

Report of Independent Auditors	24

Consolidated Balance Sheets as of December 31, 2003 and 2002	25

Consolidated Statements of Operations	26
for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders' Equity	27
for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the Years	28
ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements	29

2. Financial Statement Schedule for the Years Ended	46
December 31, 2003, 2002, and 2001

3. Exhibits

The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

b.  Reports on Form 8-K:

1.  A Report on Form 8-K was furnished on October 20, 2003 (Item 9.). The report contained information announcing Helix Technology Corporation's earnings release issued on October 20, 2003.*

*Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of January 2004.

Helix Technology Corporation (Registrant)
By: /s/ Robert J. Lepofsky Robert J. Lepofsky President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 30th day of January 2004, in the capacities indicated.

Signatures	Titles

/s/ Robert J. Lepofsky
Robert J. Lepofsky	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Zager
Jay Zager	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Teodor Klowan, Jr.	Corporate Controller and Chief Accounting Officer
Teodor Klowan, Jr.	(Principal Accounting Officer)

/s/ Gideon Argov Gideon Argov	Director
/s/ Frank Gabron Frank Gabron	Director

/s/ Robert H. Hayes Robert H. Hayes	Director

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director

/s/ Marvin G. Schorr Marvin G. Schorr	Director and Chairman of the Board

/s/ Alfred Woollacott III Alfred Woollacott III	Director

/s/ Mark S. Wrighton Mark S. Wrighton	Director

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders
of Helix Technology Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Helix Technology Corporation and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
January 23, 2004

HELIX TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,

(in thousands except share data)	2003	2002

ASSETS
Current:
Cash and cash equivalents	$24,448	$26,752
Investments	42,939	36,567
Receivables-net of allowances of $438 in 2003 and $641 in 2002	21,033	15,036
Inventories	22,032	23,946
Income tax receivable	--	10,246
Deferred income taxes	--	8,708
Other current assets	1,934	1,833

Total Current Assets	112,386	123,088

Property, plant, and equipment	64,908	64,900
Less: accumulated depreciation	(44,085)	(40,655)

Net property, plant, and equipment	20,823	24,245
Other assets	12,781	12,138

TOTAL ASSETS	$145,990	$159,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$8,918	$8,759
Payroll and compensation	1,628	1,020
Accrued restructuring costs	689	4,344
Income taxes	4,383	3,692
Other accrued liabilities	1,456	486

Total Current Liabilities	17,074	18,301
Retirement costs	10,110	8,928

Total Liabilities	27,184	27,229

Commitments and contingencies (Note E)
Stockholders' Equity:
Preferred stock, $1 par value; authorized 2,000,000 shares;
issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000 shares;
issued and outstanding: 26,103,204 in 2003 and 2002	26,103	26,103
Capital in excess of par value	76,405	76,405
Treasury stock, $1 par value; 3,840 shares in 2003 and 2002	(232)	(232)
Retained earnings	16,500	31,812
Accumulated other comprehensive loss	30	(1,846)

Total Stockholders' Equity	118,806	132,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,990	$159,471

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended December 31,

(in thousands except per share data)	2003	2002	2001

Net sales	$105,883	$100,241	$112,994
Costs and expenses:
Cost of sales	69,836	73,037	75,275
Research and development	10,082	14,670	16,069
Selling, general and administrative	31,280	34,918	35,075
Litigation settlement costs	--	2,800	--
Restructurings and other charges	--	8,714	1,047

	111,198	134,139	127,466

Operating loss	(5,315)	(33,898)	(14,472)
Joint venture income	1,181	639	2,398
Interest and other income	913	896	867

Loss before taxes	(3,221)	(32,363)	(11,207)
Income tax (benefit) provision	7,915	(12,945)	(5,267)

Net loss	$(11,136)	$(19,418)	$(5,940)

Net loss per share:
Basic	$(0.43)	$(0.77)	$(0.26)
Diluted	$(0.43)	$(0.77)	$(0.26)
Number of shares used in per share calculations:
Basic	26,099	25,364	22,565
Diluted	26,099	25,364	22,565

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
						Accumulated
			Capital			Other	Total	Statements of
		Par	in Excess	Treasury	Retained	Comprehensive	Stockholders'	Comprehensive
(in thousands except share data)	Shares	Value	of Par	Stock	Earnings	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2000	22,537,204	$22,537	$12,263	$(232)	$74,123	$(124)	$108,567
Comprehensive income, net of tax
Net loss		--	--	--	(5,940)	--	(5,940)	$(5,940)
Other comprehensive loss:
Foreign currency translation adjustments		--	--	--	--	(1,462)	(1,462)	(1,462)
Unrealized gain on available-for-sale
investment		--	--	--	--	35	35	35

Other comprehensive loss		--	--	--	--	(1,427)		(1,427)

Comprehensive loss								$(7,367)

Shares issued for stock options	74,000	74	1,480	--	--	--	1,554
Income tax effect from exercise of stock options		--	135	--	--	--	135
Cash dividends		--	--	--	(9,922)	--	(9,922)

Balance, December 31, 2001	22,611,204	22,611	13,878	(232)	58,261	(1,551)	92,967

Comprehensive income, net of tax:
Net loss		--	--	--	(19,418)	--	(19,418)	$(19,418)
Other comprehensive loss:
Foreign currency translation adjustments		--	--	--	--	(229)	(229)	(229)
Unrealized loss on available-for-sale
investment		--	--	--	--	(66)	(66)	(66)

Other comprehensive loss		--	--	--	--	(295)		(295)

Comprehensive loss								$(19,713)

Shares issued for public offering	3,450,000	3,450	61,796	--	--	--	65,246
Shares issued for stock options	42,000	42	670	--	--	--	712
Income tax effect from exercise of stock options		--	61	--	--	--	61
Cash dividends		--	--	--	(7,031)	--	(7,031)

Balance, December 31, 2002	26,103,204	26,103	76,405	(232)	31,812	(1,846)	132,242

Comprehensive income, net of tax:
Net loss		--	--	--	(11,136)	--	(11,136)	$(11,136)
Other comprehensive income:
Foreign currency translation adjustments		--	--	--	--	1,845	1,845	1,845
Unrealized gain on available-for-sale
investment		--	--	--	--	31	31	31

Other comprehensive income		--	--	--	--	1,876		1,876

Comprehensive loss								$(9,260)

Cash dividends		--	--	--	(4,176)	--	(4,176)

Balance, December 31, 2003	26,103,204	$26,103	$76,405	$(232)	$16,500	$30	$118,806

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

(in thousands)	2003	2002	2001

Cash flows from operating activities:
Net loss	$(11,136)	$(19,418)	$(5,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,946	6,388	5,268
Deferred income taxes	8,708	(3,001)	737
Undistributed earnings of joint venture, other	1,203	(266)	(1,643)
Income tax effect from exercise of stock options	--	61	135
Noncash asset write-downs and other charges	293	6,033	--
Change in operating assets and liabilities:
Receivables	(5,997)	(3,039)	28,246
Inventories	1,914	1,647	2,911
Income tax receivable	10,246	(2,902)	(7,344)
Other current assets	(101)	744	(369)
Accounts payable	159	(346)	(8,888)
Accrued restructuring costs	(3,655)	4,344	--
Other accrued expenses	3,451	2,618	(3,900)

Net cash provided by (used in)operating activities	11,031	(7,137)	9,213

Cash flows from investing activities:
Capital expenditures	(2,817)	(5,465)	(15,944)
Purchase of investments	(71,572)	(117,255)	(36,624)
Sale of investments	65,230	89,893	44,077

Net cash used by investing activities	(9,159)	(32,827)	(8,491)

Cash flows from financing activities:
Net proceeds from stock offering	--	65,246	--
Net cash provided by employee stock plans	--	712	1,554
Cash dividends paid	(4,176)	(7,031)	(9,922)

Net cash (used in) provided by financing activities	(4,176)	58,927	(8,368)

(Decrease) increase in cash and cash equivalents	(2,304)	18,963	(7,646)

Cash and cash equivalents, January 1	26,752	7,789	15,435

Cash and cash equivalents, December 31	$24,448	$26,752	$7,789

Income taxes paid	$612	$378	$3,929

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL SATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions. The investment in and operating results of the Company's 50%-owned joint venture are included on the basis of the equity method of accounting.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, adequacy of reserves, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. Certain reclassifications have been made to prior year's consolidated financial statements to conform with the current presentation.

Foreign Currency Translation

Assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using current exchange rates. Revenue and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders' equity. Transaction gains/losses were not material. The effect of foreign currency exchange rates on cash and cash equivalents was not material.

Cash, Cash Equivalents and Investments

Cash and cash equivalents include demand deposits, money market accounts, and other highly liquid investments with original maturities of three months or less at the date of purchase, and those with greater than three months are considered to be investments. The Company's investments are classified as available-for-sale securities, and the difference in the cost and fair value of these investments is included in other comprehensive income until maturity or sale of the investment, at which time it is included in interest and other income. Interest income was $1,066,000 in 2003, $1,025,000 in 2002 and $950,000 in 2001. The Company's investments consist of the following:
	December 31,

	2003		2002

(in thousands)	Cost	Fair Value	Cost	Fair Value

Municipal bonds
and tax-free bonds	$42,934	$42,939	$36,592	$36,567

	$42,934	$42,939	$36,592	$36,567

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, short-term foreign exchange contracts, and trade receivables. Cash and cash equivalents are placed with major financial institutions with high-quality credit ratings. The Company's investments consist of money market funds, municipal government agencies and tax-free bonds or investment-grade securities. The short-term foreign currency exchange contracts are entered into with the Company's primary bank. The Company's customers are concentrated primarily in one industry segment, the semiconductor manufacturing industry, and, historically, a significant portion of the Company's sales have been to a limited number of customers within this industry. The Company performs ongoing credit evaluations of its customers' financial condition and may require deposits on large orders but does not require collateral or other security to support customer receivables.

Inventories
	December 31,

(in thousands)	2003	2002

Finished goods	$8,087	$7,879
Work in process	8,849	9,992
Materials and parts	5,096	6,075

	$22,032	$23,946

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing and engineering overhead costs. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value; if less than cost, based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. Total excess and obsolete inventory charges to cost of sales were $220,000 in 2003, $2,877,000 in 2002 and $421,000 in 2001.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost.

	December 31,

(in thousands)	2003	2002

Machinery and equipment	$27,455	$29,763
Computers and equipment	29,386	26,391
Leasehold improvements	6,928	7,597
Construction in progress	1,139	1,149

	$64,908	$64,900

In the fourth quarter of 2002, the Company wrote off $1,319,000 of leasehold improvements related to facility reductions and $2,863,000 of in-process internal-use software related to a suspended internal-use software development program. The resulting total charge of $4,182,000 was included in restructurings and other charges.

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

Capitalized Software Costs

The Company capitalizes internal-use software development costs in accordance with the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The capitalized cost is amortized beginning when it is placed into service on a straight-line basis over its estimated life, ranging from 3 to 10 years.

Revenue Recognition

The Company recognizes net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. Net sales from global support services is recognized as performed or ratably over the period of the related agreements. We recognize net sales from upgrade sales upon customer acceptance provided installation has been completed. Revenues from contracts with multiple-element arrangements, such as those including products and services, are recognized as each element is earned based on the relative fair value of each element. As part of a sale, the Company offers customers a warranty on defects in materials and workmanship. The Company continuously monitors and tracks the related product returns and records a provision for the estimated amount of such future returns based on historical experience and any notification the Company receives of pending returns. While such returns have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in material and workmanship defect rates and the resulting credit returns could have a material adverse impact on the Company's operating results for the period or periods in which such returns materialize. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required.

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

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net loss and basic and diluted net loss per share would have been as follows:
	For the years ended December 31,
(in thousands except per share data)	2003	2002	2001

Net loss, as reported	$(11,136)	$(19,418)	$(5,940)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	998	648	507

Pro forma net loss	$(12,134)	$(20,066)	$(6,447)

Earnings per share:
Basic-as reported	$(0.43)	$(0.77)	$(0.26)

Basic-pro forma	$(0.46)	$(0.79)	$(0.29)

Diluted-as reported	$(0.43)	$(0.77)	$(0.26)

Diluted-pro forma	$(0.46)	$(0.79)	$(0.29)

The weighted average fair value of options granted during 2003, 2002, and 2001 was $4.54, $8.52 and $14.80, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	1.4%	2.1%	1.8%
Expected stock price volatility	60%	59%	60%
Risk-free interest rate	3.43%	4.49%	5.13%
Expected holding period (years)	6.3	6.3	6.4

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

As a result of the Company's review performed during 2003, the Company, under SFAS 109, "Accounting for Income Taxes," was required to establish a full valuation allowance against net deferred tax assets. If the Company generates future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and increase net income reported in future periods.

Net (Loss) Income Per Share

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during the year. Diluted net (loss) income per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net loss per common share:

	For the years ended December 31,

(in thousands except per share data)	2003	2002	2001

Net loss	$(11,136)	$(19,418)	$(5,940)

Basic shares	26,099	25,364	22,565
Add: Common equivalent shares (1)	--	--	--

Diluted shares	26,099	25,364	22,565

Basic net loss per share	$(0.43)	$(0.77)	$(0.26)

Diluted net loss per share	$(0.43)	$(0.77)	$(0.26)

(1)  Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). For 2003, 2002 and 2001, the Company had 757,000, 619,000 and 468,000 options outstanding, respectively, not included in the computation of diluted shares. The Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B.  OTHER ASSETS

The Company owns 50% of a joint venture company, Ulvac Cryogenics, Inc., with an unrelated Japanese manufacturer to produce cryogenic vacuum pumps in Japan.

Condensed results of operations for the joint venture for each of the three fiscal years ended September 30 are as follows:
(in thousands)	2003	2002	2001

Net sales	$28,309	$21,256	$36,233

Gross profit	$7,302	$5,133	$11,294

Net income	$1,159	$399	$3,284

Helix joint venture income, including royalty income
and equity income	$1,181	$639	$2,398

The Company receives periodic distributions from the joint venture in the form of dividends. Dividends received were $192,000 in 2003, $88,000 in 2002 and $379,000 in 2001.

Condensed balance sheet information as of September 30 is as follows:
(in thousands)	2003	2002

Current assets	$31,899	$26,257
Noncurrent assets	5,877	5,606

Total assets	$37,776	$31,863

Current liabilities	$10,985	$7,546
Long-term liabilities	1,744	1,980
Stockholders' equity	25,047	22,337

Total liabilities and stockholders' equity	$37,776	$31,863

The Company's net investment in the joint venture of approximately $12,352,000 and $11,169,000 at December 31, 2003 and 2002, respectively, is reported in other assets. The Company's net investment at December 31, 2003 and 2002, reflects a cumulative translation gain of $491,000 and a cumulative loss of $318,000, respectively. This currency translation loss, which is included in stockholders' equity, resulted from translating the balance sheet of the joint venture into U.S. dollars.

C.  RESTRUCTURINGS AND OTHER CHARGES

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

The employee costs of $3,046,000 primarily consist of severance and fringe benefits to terminate approximately 130 employees. The affected employees, most of whom were located in the United States, were primarily full-time nonmanufacturing employees. Notification and termination benefits were communicated to employees in the fourth quarter of 2002. The majority of the terminations took place in 2002 with the remaining terminations completed in 2003. The Company realized approximately $2,000,000 in quarterly savings from the reduction in force.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

C.  RESTRUCTURINGS AND OTHER CHARGES (continued)

The $2,805,000 of net exit costs related to facility closures resulted from the planned consolidation of customer support facilities located in Massachusetts; facility reductions of satellite sales and customer support facilities located in Texas and Arizona; and consolidation of sales and service centers located in Europe and Japan. These accrued costs reflect payments required under operating lease contracts in excess of expected sub-lease rentals and costs for writing down related leasehold improvements at the affected facilities. The consolidation of these facilities resulted in quarterly cost savings of approximately $400,000.

The Company suspended an internal-use software development program given current market conditions and timing of market application, resulting in a $2,863,000 charge.

The following table summarizes the components of the restructurings and other charges, the cash payments, non-cash activities, and the remaining accrual as of December 31, 2003:
	Employee
	Severance
	and Fringe	Facility	Asset	Total
	Benefit	Closure	Write-	Restructurings
(in thousands)	Costs	Costs	Downs	and Other Charges

2002 restructuring charges	$3,046	$1,486	$4,182	$8,714
Non-cash activity	--	20	(4,182)	(4,162)
Cash payments	(208)	--	--	(208)

Balance at December 31, 2002	2,838	1,506	--	4,344

Non-cash adjustments	(301)	301	--	--
Cash payments	(2,537)	(1,118)	--	(3,655)

Balance at December 31, 2003	$--	$689	$--	$689

D.  EMPLOYEE BENEFIT PLANS

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

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.  EMPLOYEE BENEFIT PLANS (continued)

Reconciliation of Projected Benefit Obligation

(in thousands)	2003	2002

Benefit obligation January 1	$14,664	$10,490
Service cost	1,634	1,615
Interest cost	1,153	902
Plan amendments	--	114
Actuarial loss	2,442	3,566
Benefits paid	(1,895)	(502)
Settlements or curtailments	--	(1,521)

Benefit obligation December 31	$17,998	$14,664

The accumulated benefit obligation at December 31, 2003 and 2002 was $10,882,000 and $9,154,000, respectively.

Weighted-average assumptions used to
determine benefit obligations, end of year
	December 31,

	2003	2002

Discount rate	6.00%	6.75%
Rate of compensation increase	4.00%	4.25%

Reconciliation of Fair Value of Assets
(in thousands)	2003	2002

Fair Value of assets January 1	$6,273	$7,775
Actual return on plan assets	1,089	(1,000)
Employer contribution	1,394	--
Benefits paid	(1,895)	(502)

Fair value of assets December 31	$6,861	$6,273

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.  EMPLOYEE BENEFIT PLANS (continued)

The asset allocation for the Company's pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these plans is $6,861 and $6,273 at the end of 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2003 and 9.0% in 2002.
		Percentage of Plan
	Target	Assets at
	Allocation	Year End
Asset Category	2004	2003	2002

Equity securities	40%-70%	67%	65%
Fixed income securities	35%-55%	32%	25%
Cash	0%-10%	1%	10%

Total		100%	100%

The Company's pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. The Company's investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager will have the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

Reconciliation of Funded Status
	December 31,

(in thousands)	2003	2002

Projected benefit obligation	$(17,998)	$(14,664)
Fair value of plan assets	6,861	6,273

Funded status	(11,137)	(8,391)
Unrecognized prior service cost	100	116
Unrecognized net transition asset	--	(27)
Unrecognized net actuarial gain	3,189	1,171

Accrued pension cost	$(7,848)	$(7,131)

At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan was as follows.

	December 31,

(in thousands)	2003	2002

Projected benefit obligation	$17,998	$14,664
Accumulated benefit obligation	10,882	9,154
Fair value of plan assets	6,861	6,273

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.  EMPLOYEE BENEFIT PLANS (continued)

Expected Cash Flows

Information about the expected cash flows for the pension plan follows:
Pension
(in thousands)	Benefits

Employer Contributions
2004	$1,758

Expected Benefit Payments
2004	$573
2005	423
2006	579
2007	705
2008	1,350
2009-2013	7,753

The Company's net pension cost included the following components:
(in thousands)	2003	2002	2001

Service cost	$1,634	$1,615	$1,401
Interest cost	1,153	902	693
Expected return on assets	(666)	(669)	(669)
Net amortization of:
Prior service cost	16	16	7
Net actuarial gain	--	(75)	(156)
Transition obligation	(27)	(39)	(39)
Curtailment gain	--	--	(236)

Net periodic pension cost	$2,110	$1,750	$1,001

Weighted-average assumptions used to determine net cost were:
	2003	2002	2001

Discount rate for obligations	6.75%	7.25%	7.50%
Rate of compensation increase	4.25%	5.00%	5.00%
Long-term rate of return on assets	9.00%	9.00%	9.00%

The long-term rate of return on assets was developed through analysis of historical market returns, current market conditions and the fund's past experience. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to reflect current market conditions.

The Company's Employee Savings Plan is qualified under Section 401(k), and is designed to supplement retirement income. The Company contributes a percentage of the participants' contributions up to a defined maximum amount. Company matching

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.  EMPLOYEE BENEFIT PLANS (continued)

contributions are made 50 percent in cash and 50 percent in the Company's common stock and become 50 percent vested at the end of an employee's second year of service and vest 25 percent per year of service thereafter until becoming fully vested at the end of four years of service. The contributions expense, net of forfeitures, was $2,110,000 in 2003, $1,750,000 in 2002 and $1,799,000 in 2001.

The Company has a Supplemental Key Executive Retirement Plan which is designed to supplement benefits paid to participants under Company-funded, tax-qualified retirement plans. The Company recorded additional retirement costs of $283,000 in 2003, $264,000 in 2002 and $167,000 in 2001 in connection with this plan. At the end of 2003 and 2002, the Company had $1,744,000 and $1,461,000, respectively, accrued for benefits payable under the Supplemental Key Executive Retirement Plan.

E.  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment under long-term operating leases.

Future minimum lease payments under the noncancelable operating leases are:

Operating
(in thousands)	Leases

2004	$4,801
2005	3,848
2006	2,225
2007	693
2008	618
Later years	3,403

Total	$15,588

Total rental expense under operating leases was $5,011,000 in 2003, $6,034,000 in 2002 and $5,777,000 in 2001.

The Company enters into short-term foreign currency forward contracts with its primary bank to minimize the effect of foreign currency exchange rate fluctuations on certain intercompany transactions with its wholly owned European, Taiwanese, and Japanese subsidiaries. These derivative instruments are not designated as hedging instruments; therefore, gains and losses on these transactions are recorded in cost of sales. The gains and losses on these instruments partially offset the realized and unrealized foreign exchange gains and losses of the underlying exposures. The net gains and losses were not material for the years ended December 31, 2003, 2002 and 2001. The notional amounts of the Company's outstanding foreign currency forward contracts at December 31, 2003 and 2002, were $6,653,000 and $9,984,000, respectively.

The Company had an agreement with a bank to sell specific Japanese Yen denominated receivables, subject to recourse provisions. In 2002 we terminated this agreement and as a result did not have any amounts outstanding at December 31, 2002.

The Company concluded a settlement with Raytheon Company pursuant to an Agreement in Principle dated July 11, 2002, in connection with an action brought in 1998 in Massachusetts Superior Court, and involving allegations of defects in certain components the Company discontinued selling in 1994. While the Company continuously denied all claims, the Company and its insurers concluded that it was in the Company's best interest to reach an out-of-court settlement to avoid the distraction and expense of a jury trial. Under the terms of the settlement, the Company paid $2.8 million, and insurance providers paid an additional $2.1 million and essentially all of the legal costs associated with the litigation.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.  COMMITMENTS AND CONTINGENCIES (continued)

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

Guarantees and Indemnification Obligations

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2003.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to our current products, as well as claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and we accordingly believe the estimated fair value of these agreements is immaterial.

The Company's products and services are generally sold with warranty coverage for periods ranging from 12 to 18 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family.

Changes in the warranty reserves during 2003 were as follows:

(in thousands)

Balance at December 31, 2002	$293
Provisions for warranty	1,250
Consumption of reserves	(1,072)

Balance at December 31, 2003	$471

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  CAPITAL STOCK

On March 19, 2002, the Company completed a public offering of 3,450,000 shares of its common stock. The Company realized proceeds of $65.2 million, net of underwriting fees and discounts and offering expenses.

Options for the purchase of shares of the Company's common stock have been granted to officers, directors, and key employees under various nonqualified stock option agreements. The terms of these agreements provide that the options vest over a period of four years and are exercisable over a number of years from the date of grant for a maximum of ten years at not less than the fair market value at the date of grant.

Options expire at various dates through the year 2013. At December 31, 2003 and 2002, respectively, 1,800,250 and 800,250 shares of common stock were reserved for stock options. At December 31, 2003; 2002 and 2001, respectively, 316,625; 201,375 and 188,625 nonqualified stock options were exercisable.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:
	Options Outstanding			Options Exercisable

Range of		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 8.17 - $11.24	241,000	8.94	$9.41	26,750	$10.53
$15.00 - $20.10	174,750	6.75	$19.15	77,625	$18.16
$20.81 - $20.81	225,500	3.75	$20.81	125,500	$20.81
$23.11 - $28.83	105,500	6.07	$25.84	79,250	$25.24
$65.97 - $65.97	10,000	6.15	$65.97	7,500	$65.97

$ 8.17 - $65.97	756,750	6.45	$18.10	316,625	$21.47

At December 31, 2003, the Company had 1,043,500 shares available for future issuance under equity compensation plans for our employees and directors.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F.  CAPITAL STOCK (continued)

The following table summarizes option activity for the years ended 2003, 2002, and 2001:
	Number of	Weighted Average
Options Outstanding	Common Shares	Exercise Price

January 1, 2001	544,875	$23.42

Options granted	98,500	$27.79
Options exercised	(74,000)	$21.01
Options canceled	(101,000)	$33.84

December 31, 2001	468,375	$22.47

Options granted	235,000	$16.93
Options exercised	(42,000)	$16.95
Options canceled	(42,375)	$25.99

December 31, 2002	619,000	$20.50

Options granted	153,000	$ 8.60
Options exercised	--	--
Options canceled	(15,250)	$20.45

December 31, 2003	756,750	$18.10

G.  INCOME TAXES

The components of (loss) income before income taxes and the related (benefit from) provision for income taxes are presented below:
	For the years ended December 31,

(in thousands)	2003	2002	2001

(Loss) income before income taxes:
Domestic	$(5,758)	$(33,446)	$(11,281)
Foreign	2,537	1,083	74

	$(3,221)	$(32,363)	$(11,207)

Income tax (benefit) provision:
Current:
Federal	$100	$(10,504)	$(6,123)
Foreign	1,051	425	22
State	--	135	97

	1,151	(9,944)	(6,004)

Deferred:
Federal	4,959	(2,135)	587
State	1,805	(866)	150

	6,764	(3,001)	737

Total	$7,915	$(12,945)	$(5,267)

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.  INCOME TAXES (continued)

The Company's deferred tax assets and (liabilities) are comprised of the following:

	December 31,

(in thousands)	2003	2002

Deferred tax assets:
Inventory valuation	$1,940	$1,819
Compensation and benefit plans	3,733	3,370
Leases	73	101
Depreciation	--	--
Net operating loss and tax credit carryforwards	6,253	1,711
Restructuring costs	200	2,653
Other	330	338

Total deferred tax assets	12,529	9,992
Deferred tax liabilities:
Depreciation	(1,810)	(1,239)
Other	(45)	(45)

Total deferred tax liabilities	(1,855)	(1,284)
Less: valuation reserve	(10,674)	--

Net deferred tax assets	$--	$8,708

As a result of the Company's review performed during 2003, the Company, under SFAS 109, "Accounting for Income Taxes," was required to establish a full valuation allowance against net deferred tax assets.

The table below reconciles the expected U.S. federal income tax (benefit) provision to the recorded income tax (benefit) provision in the statements of operations:

	December 31,

(in thousands)	2003	2002	2001

Federal tax computed at statutory rate of 35%	$(1,127)	$(11,327)	$(3,923)
State income taxes, net of federal income tax
Benefit	(173)	(811)	160
Foreign sales corporation tax benefit	--	--	--
Foreign earnings not subject to U.S. income
Taxes	(203)	(70)	(575)
R&D and foreign tax credits	(1,299)	(400)	(400)
Other, net	43	(337)	(529)

Income tax (benefit) provision before
valuation reserve	(2,759)	(12,945)	(5,267)
Valuation reserve	10,674	--	--

Income tax (benefit) provision	$7,915	$(12,945)	$(5,267)

As of December 31, 2003, Helix Technology Corporation had a federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately $8,900,000 and $850,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2023. Management of Helix Technology Corporation has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full evaluation allowance of approximately $10,674,000 for such assets, which are comprised principally of net operating loss carryforwards and research and experimentation credit carryforwards.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G.  INCOME TAXES (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

H.  SEGMENT INFORMATION

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of United States and international operations follows for the years ended December 31:

	United
(in thousands)	States	International	Consolidated

2003
Net sales	$75,306	$30,577	$105,883
Long-lived assets	$30,811	$2,793	$33,604

2002
Net sales	$76,228	$24,013	$100,241
Long-lived assets	$32,647	$3,736	$36,383

2001
Net sales	$87,418	$25,576	$112,994
Long-lived assets	$37,114	$4,488	$41,602

Export Sales and Significant Customers

The Company's export sales of $9,374,000 in 2003, $10,212,000 in 2002 and $7,795,000 in 2001 are included in U.S. results.

The Company's largest customer, including outsourcing partners, represented 20%, 27%, and 22% of net sales for 2003, 2002, and 2001, respectively.

HELIX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB has issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

HELIX TECHNOLOGY CORPORATION

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002, and 2001 (in thousands)
		Additions

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
Description	of Period	Expenses	Reserves	of Period

Year ended December 31, 2003
Allowance for doubtful accounts	$641	$174	$377	$438

Reserve for restructuring activities	$4,344	$--	$3,655	$689

Year ended December 31, 2002
Allowance for doubtful accounts	$400	$318	$77	$641

Reserve for restructuring activities	$--	$8,714	$4,370	$4,344

Year ended December 31, 2001
Allowance for doubtful accounts	$197	$328	$125	$400

Reserve for restructuring activities	$--	$1,047	$1,047	$--

EXHIBIT INDEX
2.1	Agreement and Plan of Merger dated as of April 16, 1998, among Helix Technology Corporation, Helix Acquisition
Corporation, Granville-Phillips Company, and certain principal stockholders of Granville-Phillips Company. Filed as
Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 15, 1998, and incorporated herein by reference.

2.2	Escrow Agreement dated May 7, 1998. Filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed May 15,
1998, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation, as amended on May 7, 1987, May 18, 1988, April 20, 1995, and April 29, 1998.
Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 15, 1998, and incorporated herein by reference.

3.2	Bylaws, as amended through December 9, 1987. Filed as Exhibit 3.2 to the Company's Form 10-K for the Year Ended
December 31, 2001, and incorporated herein by reference.

10.1	Basic agreement between the Company and Ulvac Corporation dated August 17, 1981. Filed as Exhibit 10.13 to a
Registration Statement on Form S-2, Registration No. 2-84880, and incorporated herein by reference.

10.2	Lease agreement dated July 24, 1984, as amended July 26, 1999, between Long Gate LLC as Lessor and the Company as
Lessee. Filed as Exhibit 10.2 to the Company's Form 10-K for the Year Ended December 31, 1999, and incorporated herein by reference.

10.3	Lease agreement dated May 23, 1991, between Mansfield Corporate Center Limited Partnership as Lessor and the
Company as Lessee. Filed as Exhibit 10-(14) to the Company's Form 10-K for the Year Ended December 31, 1991
and incorporated herein by reference.

10.4	Lease agreement dated August 7, 1998, between Mitsubishi Jisho Co., Ltd. as Lessor and the Company as Lessee. Filed
as Exhibit 10-(5) to the Company's Form 10-K for the Year Ended December 31, 1998, and incorporated herein by reference.

10.5	Lease agreement dated May 14, 1999, between MUM IV, LLC as Lessor and the Company as Lessee. Filed as
Exhibit 10.6 to the Company's Form 10-K for the Year Ended December 31, 1999, and incorporated herein by reference.

10.6	The Company's informal incentive bonus plan. Filed as Exhibit 10.9 to a Registration Statement on Form S-2,
Registration No. 2-84880 and incorporated herein by reference.*

10.7	The Company's Supplemental Key Executive Retirement Plan effective February 13, 1992. Filed as Exhibit 14-(14) to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference.*

10.8	The Company's 1996 Equity Incentive Plan, as amended and restated. Included as Appendix B to the Company's
Definitive Proxy Statement on Schedule 14-A filed on March 19, 2003, for its 2003 Annual Meeting of Stockholders
held onApril 16, 2003, and incorporated herein by reference.*

10.9	The Company's Supplemental Benefit Plan of Helix Technology Corporation, effective April 1, 1999. Filed as
Exhibit 10.15 to the Company's Form 10-K for the Year Ended December 31, 1999, and incorporated herein by reference.*

10.10	Directors' Deferred Compensation Plan. Filed as Exhibit 10.15 to the Company's Form 10-K for the Year Ended
December 31, 2001, and incorporated herein by reference.*

10.11	The Company's Amended and Restated Stock Option Plan for Non-Employee Directors. Filed as Exhibit 10.11 to
the Company's Form 10-K for the Year Ended December 31, 2001, and incorporated herein by reference.*

10.12	Employment Agreement dated, November 10, 2003, between the Company and Robert J. Lepofsky (supersedes all other prior Agreements). Filed herewith.*

10.13	Employment Agreement dated August 1, 2002, between the Company and Robert E. Anastasi (supersedes all other prior
Agreements). Filed as Exhibit 10.1 to the Company's Form 10-Q for the Quarter Ended September 27, 2002, and
incorporated herein by reference.*

10.14	Employment Agreement dated June 2, 2003, between the Company and Jay Zager (supersedes all other prior agreements). Filed as Form 10-Q for the Quarter Ended June 27, 2003, and incorporated herein by reference.*

10.15	Employment Agreement dated November 1, 2002, between the Company and Mark E. Jalbert. Filed as Exhibit 10.15
to the Company's Form 10-K for the year ending December 31, 2002, and incorporated herein by reference.*

10.16	Employment Agreement dated December 9, 2002, between the Company and James Gentilcore. Filed as Exhibit 10.16
to the Company's Form 10-K for the year ending December 31, 2002, and incorporated herein by reference.*

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Accountants. Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed
herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed
herewith.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed
herewith.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed
herewith.

99.1	Important Factors That May Affect Future Results. Filed herewith.

* Denotes management contract or compensation plan.

EXHIBIT 21.  SUBSIDIARIES OF THE REGISTRANT

Subsidiary	Place Organized

Helix Securities Corporation	Massachusetts
CTI-Cryogenics, Inc.	Barbados
Helix Technology UK Limited	England
Helix Technology SA	France
Helix Technology GmbH	Germany
Helix Technology K.K.	Japan
Granville-Phillips Company	Delaware
Helix Vacuum Technology Ltd.	Taiwan
Helix Technology Limited	China (Hong Kong)
CTI-Nuclear, Inc.	Ohio
Helix Technology (Shanghai) Limited	China

EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-104624, 333-09247 and
333-09245) of Helix Technology Corporation of our report dated January 23, 2004, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
January 30, 2004

EXHIBIT 99.1

Important Factors That May Affect Future Results

From time to time, we may make forward-looking public statements, such as statements concerning our strategic plans; the outlook for our business and industry; anticipated expenses; anticipated sources of future revenues; and the sufficiency of capital to meet working capital and capital expenditure requirements, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases, or in informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," "could," "intend," "may," "opportunity," "plan," "potential" or similar terms and expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

The semiconductor equipment industry is highly cyclical and unpredictable.

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

During periods of increasing demand for semiconductor manufacturing equipment, we must have sufficient manufacturing capacity and inventory to meet customer demand and must be able to attract, hire, assimilate and retain a sufficient number of qualified individuals. The semiconductor industry appears to be in the early stages of an upturn. However, management cannot predict the sustainability of a recovery, if any, and/or the industry's rate of growth in such a recovery, both of which will be affected by many factors, including the global uncertainties discussed below. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition and results of operations. Conversely, in downturns, we must be able to appropriately align our cost structure with prevailing market conditions and effectively motivate and retain key employees.

We derive a significant portion of our sales from a limited number of customers, and our sales could decline significantly if we lose a customer or if a customer cancels, reduces or delays an order.

Historically, we have derived a significant portion of net sales from a limited number of customers. In 2003 our ten largest customers accounted for approximately 44% of our net sales and a single customer, Applied Materials, accounted for approximately 20% of our net sales. We anticipate that a small number of customers will continue to account for a large portion of our net sales for the foreseeable future. The loss, reduction or delay of any orders from these customers could significantly reduce our sales and harm our reputation in our industry.

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

Sales to foreign markets constituted approximately 37.7% of our net sales in 2003. Therefore our net sales and results of operations could be adversely affected by downturns in economic conditions in countries outside the United States and other risks associated with international operations.

Sales of our products and services to customers outside the United States, including exports from our U.S. facilities, accounted for approximately 37.7% of our net sales in 2003. We anticipate that international sales will continue to account for a significant portion of our net sales. We may expand the sales and marketing activities for our products and services to markets outside the United States, particularly the Asia-Pacific market, and hire additional international personnel. Because of our dependence upon international sales, we are subject to a number of risks, including:
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

Substantially all of our sales to date have been denominated in U.S. dollars. Our products become less price-competitive in countries with currencies that are declining in value in comparison to the dollar. This could cause us to lose sales or force us to lower our prices, which would reduce our gross margins. If it becomes necessary for us to make sales denominated in foreign currencies, we will become more exposed to the risk of currency conversion rate fluctuations.

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

In addition, we may be sued by third parties that claim our products infringe on their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered in vacuum technology patents involve complex legal and factual questions. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse effect on our results of operations. In addition, intellectual property litigation or claims could force us to:
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

Our sales and results of operations have fluctuated significantly from quarter to quarter in the past, and we expect them to continue to vary in the future due to the cyclical nature of the semiconductor equipment industry and a variety of other factors, many of which are beyond our control. Downward fluctuations in our quarterly results have historically resulted in decreases in the price of our common stock. Some of the factors that could affect our quarterly sales and results of operations include:
-	Changes or slowdowns in economic conditions in the semiconductor and semiconductor capital equipment industries and other industries in which our customers operate;

-	The timing and volume of orders placed by major customers;

-	Customer cancellations of previously placed orders and shipment delays;

-	Variations in customers' capital spending budgets or inventory management practices;

-	Our ability to develop, manufacture, introduce and support our current product lines as well as new products and product enhancements;

-	Announcements, new product introductions and reductions in the prices of products offered by our competitors;

-	Our ability to obtain sufficient supplies of sole-or limited-source components and subassemblies for our products; and

-	Our ability to realize forecasted sales for a particular period.

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

We may need to raise additional funds in the future, for example; to develop new technologies, support our expansion, respond to competitive pressures, acquire complementary businesses, or respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities, as well as any borrowings under our credit agreement, could impose restrictions on our operations.

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

The war on terrorism and increasing political and social turmoil, including terrorist and military actions, increase the difficulty for us, our vendors and our customers to forecast accurately and plan future business activities, and could affect the current upturn of the semiconductor industry and have a material adverse effect on our business, financial condition and results of operation.

The war on terrorism and recent political and social turmoil can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities. The current upturn of the semiconductor industry could be affected, and our business, financial condition and results of operations may be materially adversely affected by a fluctuation in net sales relative to our forecasted value, as we may not be able to vary our incurred expenses in response to net sales actually realized.