Form 10-Q
period 2004-04-02
HELIX TECHNOLOGY CORP
filed 2004-04-29
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004,

or

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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of April 2, 2004 was 26,112,579.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of April 2, 2004, and
	December 31, 2003	3

	Consolidated Statements of Operations for the Three-Month Periods
	Ended April 2, 2004, and March 28, 2003	4

	Consolidated Statements of Cash Flows for the Three-Month
	Periods Ended April 2, 2004, and March 28, 2003	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4. Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	19

	Item 6. Exhibits and Reports on Form 8-K	19

Signatures		20

Exhibit Index		21

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2004	2003
(in thousands except per share data)	(unaudited)	(audited)

ASSETS
Current:
Cash and cash equivalents	$16,290	$24,448
Investments	53,812	42,939
Receivables - net of allowances	24,081	21,033
Inventories	22,815	22,032
Other current assets	2,609	1,934

Total Current Assets	119,607	112,386

Property, plant and equipment	65,252	64,908
Less: accumulated depreciation	(45,292)	(44,085)

Net property, plant and equipment	19,960	20,823
Other assets	13,556	12,781

TOTAL ASSETS	$153,123	$145,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$10,701	$8,918
Payroll and compensation	706	1,628
Accrued restructuring costs	488	689
Income taxes	5,188	4,383
Other accrued liabilities	3,699	3,214

Total Current Liabilities	20,782	18,832
Retirement costs	8,992	8,352

Total Liabilities	29,774	27,184

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000
shares; issued and outstanding: 26,112,579 in 2004
and 26,103,204 in 2003	26,113	26,103
Capital in excess of par value	76,584	76,405
Treasury stock, $1 par value (4,598 shares in 2004 and
3,840 shares in 2003)	(252)	(232)
Retained earnings	20,128	16,500
Accumulated other comprehensive income	776	30

Total Stockholders' Equity	123,349	118,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,123	$145,990

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	April 2,	March 28,
(in thousands except per share data)	2004	2003

Net sales	$40,376	$23,623

Costs and expenses:
Cost of sales	24,576	15,806
Research and development	2,586	2,683
Selling, general and administrative	8,326	7,768

	35,488	26,257

Operating income (loss)	4,888	(2,634)

Joint venture income	595	290
Interest and other income	215	253

Income (loss) before taxes	5,698	(2,091)
Income tax provision (benefit)	1,026	(679)

Net income (loss)	$4,672	$(1,412)

Net income (loss) per share:
Basic	$0.18	$(0.05)

Diluted	$0.18	$(0.05)

Number of shares used in per share calculations:
Basic	26,103	26,099
Diluted	26,243	26,099

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 2,	March 28,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income (loss)	$4,672	$(1,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,359	1,452
Deferred income taxes	--	1,944
Other	(63)	178
Change in operating assets and liabilities
Receivables - net of allowances	(3,048)	(2,252)
Inventories	(783)	344
Income tax receivable	--	9,166
Other current assets	(675)	(512)
Accounts payable	1,783	(988)
Accrued restructuring costs	(201)	(1,540)
Other accrued expenses	1,008	1,066

Net cash provided by operating activities	4,052	7,446

Cash flows from investing activities:
Capital expenditures	(496)	(436)
Purchase of investments	(17,600)	(25,600)
Sale of investments	6,761	21,983

Net cash used by investing activities	(11,335)	(4,053)

Cash flows from financing activities:
Net cash provided by employee stock plans	169	--
Cash dividends paid	(1,044)	(1,044)

Net cash used by financing activities	(875)	(1,044)

(Decrease)/increase in cash and cash equivalents	(8,158)	2,349
Cash and cash equivalents, at the beginning of the period	24,448	26,752

Cash and cash equivalents, at the end of the period	$16,290	$29,101

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation and Stock Compensation

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Helix Technology Corporation and its wholly owned subsidiaries (the "Company") at April 2, 2004, and March 28, 2003, and the results of the Company's operations and cash flows for the three-month periods ended April 2, 2004, and March 28, 2003.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended April 2, 2004, and March 28, 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current presentation.

Stock Compensation

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net income and basic and diluted net income per share would have been as follows:

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended
	April 2,	March 28,
(in thousands except per share data)	2004	2003

Net income (loss), as reported	$4,672	$(1,412)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(235)	(187)

Pro forma net income (loss)	$4,437	$(1,599)

Earnings per share:
Basic-as reported	$0.18	$(0.05)

Basic-pro forma	$0.17	$(0.06)

Diluted-as reported	$0.18	$(0.05)

Diluted-pro forma	$0.17	$(0.06)

Note 2 - Inventories

	April 2,	December 31,
(in thousands)	2004	2003

Finished goods	$8,457	$8,087
Work in process	9,314	8,849
Materials and parts	5,044	5,096

	$22,815	$22,032

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing and engineering overhead costs. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value, if it is less than cost. This estimate is based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions.

Note 3 - Accrued Restructuring Costs

In the fourth quarter of 2002, the Company initiated a worldwide cost-reduction program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry. The cost-reduction program included severance and fringe benefits to terminate approximately 130 employees and included closure or consolidation of selected facilities worldwide. We recorded a $5,851,000 charge for these restructuring activities in the fourth quarter of 2002. The majority of the cash outlays have been paid during 2003, with the remaining cash outlays related to the facility closures occurring during 2004.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Accrued Restructuring Costs (continued)

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of April 2, 2004:

	Facility
(in thousands)	Closures	Total

Balance at December 31, 2003	$689	$689
Cash payments in the first three months of 2004	(201)	(201)

	$488	$488

Note 4 - Income Taxes

The effective tax rate for the three-month period ended April 2, 2004, was 18.0% as compared to 32.5% for the three-month period ended March 28, 2003. In the third quarter of 2003, the Company recorded a provision to establish a valuation allowance against the deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes". If the Company generates future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The current quarter tax rate differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of the prior year federal net operating loss and tax credits, current year tax credits and undistributed nontaxable equity income from our joint venture. The prior year quarter tax rate differs from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

The Company has been subject to an IRS audit related to certain tax positions taken on prior year returns. The audit is expected to be resolved in either the second or third quarter of 2004. It is probable that the resolution of the audit may result in a one-time favorable tax benefit related to the settlement of this audit. This benefit will be recorded in the quarter the audit is settled.

Note 5 - Employee Benefit Plans

The Company's net pension cost included the following components:

	Three Months Ended
	April 2,	March 28,
(in thousands)	2004	2003

Service cost	$450	$408
Interest cost	300	288
Expected return on assets	(166)	(166)
Net amortization of:
Prior service cost	4	4
Net actuarial gain	20	--
Transition obligation	--	(7)

Net periodic pension cost	$608	$527

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 2, 2004.

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

Changes in the warranty reserves during the first quarter of 2004 were as follows:

(in thousands)

Balance at December 31, 2003	$471
Provisions for warranty	250
Consumption of reserves	(198)

Balance at April 2, 2004	$523

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Other Comprehensive Income (Loss)

	Three Months Ended
	April 2,	March 28,
(in thousands)	2004	2003

Net income (loss)	$4,672	$(1,412)

Other comprehensive income before tax:
Foreign currency translation adjustment	914	549
Unrealized gain on available-for-sale investment	33	126

Other comprehensive income, before tax	947	675
Income tax related to items of other
comprehensive income	(201)	(116)

Other comprehensive income, net of tax	746	559

Comprehensive income (loss)	$5,418	$(853)

Note 8 - Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended
	April 2,	March 28,
(in thousands except per share data)	2004	2003

Net income (loss)	$4,672	$(1,412)

Basic shares	26,103	26,099

Add: Common equivalent shares (1)	140	-

Diluted shares	26,243	26,099

Basic net income (loss) per share	$0.18	$(0.05)

Diluted net income (loss) per share	$0.18	$(0.05)

(1)

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). For the first quarter of 2004, the Company had 67,603 options outstanding not included in the computation of diluted shares, because the option price was greater than the average market price of the common shares, and inclusion of such shares would be anti-dilutive. The Company had 613,000 options outstanding not included in the computation of diluted shares for the first quarter of 2003, because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for the three months ended:
April 2, 2004	$30,916	$9,460	$40,376
March 28, 2003	$17,312	$6,311	$23,623

Long-lived assets as of:
April 2, 2004	$30,827	$2,689	$33,516
December 31, 2003	$30,811	$2,793	$33,604

Note 10 - Recent Accounting Pronouncements

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

In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. The Company does not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

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

We also provide an extensive range of global support and vacuum system monitoring services that lower our end-users' total costs of ownership. We increase our customers' system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers' installed base of production tools. Our service offerings include our TrueBlue Service Agreements, our GUTS ® (Guaranteed Up Time Support) customer response system and our innovative GOLDLink sm (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers' production tools. Our GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

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

Inventory and Reserves for Excess and Obsolescence. We value inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down inventory to its estimated net realizable value, if less than cost. This estimate is based upon management's assumptions of future material usage and obsolescence, which are a result of future demand and market conditions. If actual market conditions become less favorable than those projected by management, additional inventory provisions may be required. If inventory is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold, which will result in improved margins in the period in which the product is sold.

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

Deferred Income Taxes. Each reporting period we estimate our ability to realize our net deferred tax assets. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in the appropriate tax jurisdictions in future years to obtain benefit from the reversal of net deductible temporary differences and from tax loss and tax credit carryforwards. We reassessed our need for a valuation allowance and determined under applicable accounting criteria that a full valuation allowance was required in the third quarter of 2003. Until an appropriate level of profitability is reached, this allowance will continue to be required.

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

Results of Operations

Net sales for the first quarter ended April 2, 2004, (the "2004 Quarter") were $40.4 million compared with net sales for the first quarter ended March 28, 2003, (the "2003 Quarter") of $23.6 million. Sales increased 70.9% on a year-over-year basis and 27.2% sequentially over the prior quarter as the expansion in the semiconductor industry that began at the end of 2003 continues.

Cost of sales for the 2004 Quarter was $24.6 million compared with $15.8 million for the 2003 Quarter, an increase of 55.5%. The gross margin for the 2004 Quarter was 39.1% compared with 33.1% for the 2003 Quarter. The increase in gross margin was primarily attributable to the higher sales volume.

Research and development expenses were $2.6 million for the 2004 Quarter, or 6.4% of net sales, compared to $2.7 million, or 11.4% of net sales, for the 2003 Quarter. On an absolute dollar basis, research and development expenses were consistent with the prior year. We intend to maintain our current level of spending on research and development in the coming quarters.

Total selling, general and administrative expenses were $8.3 million in the 2004 Quarter compared with $7.8 million in the 2003 Quarter, an increase of $0.6 million. The increase in selling, general and administrative is primarily due to higher selling expenses on higher commissionable sales.

Royalty and equity income from our joint venture in Japan increased by $0.3 million or 105% in the 2004 Quarter compared to the 2003 Quarter, due to the growth in the flat panel display portion of the semiconductor capital equipment market.

Interest and other income for the 2004 Quarter was $0.2 million, compared with $0.3 million for the 2003 Quarter, reflecting lower interest rates.

For the 2004 Quarter, we had a pretax income of $5.7 million, compared to a pretax loss of $2.1 million for the 2003 Quarter. The effective tax rate for the 2004 Quarter was 18% as compared to 32.5% for the 2003 Quarter.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

In the third quarter of 2003, we recorded a provision to establish a valuation allowance against our deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes". As we generate future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The current quarter tax rate differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of prior year federal net operating loss and tax credits, current year tax credits and undistributed nontaxable equity income from our joint venture. The prior year quarter tax rate differs from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Helix has been subject to an IRS audit related to certain tax positions taken on prior year returns. The audit is expected to be resolved in either the second or third quarter of 2004. It is probable that the resolution of the audit may result in a one-time favorable tax benefit related to the settlement of this audit. This benefit will be recorded in the quarter the audit is settled.

Liquidity and Capital Resources

Cash, cash equivalents and investments of $70.1 million increased $2.7 million in the first quarter as we continued to generate strong cash from operations offset by investments in infrastructure and our quarterly dividend payment.

Cash provided by operating activities for the 2004 Quarter was $4.1 million compared with $7.4 million for the 2003 Quarter. The cash provided by operating activities for the 2004 Quarter was primarily due to net operating income offset by changes in working capital. The cash provided by operating activities for the 2003 Quarter was primarily due to our receipt of an $11.6 million tax refund.

In the 2004 Quarter and 2003 Quarter, we spent $0.5 million and $0.4 million, respectively, to support the existing infrastructure. We expect full year spending for 2004 to be approximately $5.0 million. We continue to closely manage our capital expenditures.

Cash dividends paid to stockholders were $1.0 million or $0.04 per common share during both the 2004 Quarter and the 2003 Quarter.

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

In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Important Factors That May Affect Future Results

This Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report include such words as "expect," "anticipate," "plan," "intend," "believe," "seek," "estimate," and similar expressions.

The forward-looking statements include, but are not limited to, statements regarding:

-	Our strategic plans;
-	The outlook for our business and industry;
-	Anticipated sources of future revenues;
-	Anticipated expenses and spending;
-	Anticipated levels of capital expenditures;
-	Anticipated tax benefits; and
-	The sufficiency of capital to meet working capital and capital expenditure requirements.

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions. Important factors that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, market acceptance of and demand for our products, the success of our strategic initiatives, including our global support operations and new product introductions, the health of the global semiconductor capital equipment market and the timing and scope of any change in the current industry conditions, our success in sustaining order bookings, and the other risk factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed for the year ended December 31, 2003. As a result of the foregoing, we may experience material fluctuations in our operating results on a quarterly basis, which could materially affect our business, financial position, results of operations and stock price. We undertake no obligation to update the information contained in this report to reflect subsequently occurring events or circumstances.

HELIX TECHNOLOGY CORPORATION

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the years presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at April 2, 2004, was $6.8 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at April 2, 2004, would be $0.7 million, which would be essentially offset by corresponding gains related to underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at April 2, 2004, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

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

While Helix's disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

b.  Reports on Form 8-K:

1.  On January 30, 2004, Helix furnished under Item 12 of Form 8-K a press release announcing Helix's financial results for the fiscal quarter and year ended December 31, 2003. This information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by Helix under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

HELIX TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: April 29, 2004	By: /s/Robert J. Lepofsky
Robert J. Lepofsky
President and Chief Executive Officer

Date: April 29, 2004	By: /s/ Jay Zager
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