Form 10-Q
period 2004-07-02
HELIX TECHNOLOGY CORP
filed 2004-07-22
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004,

or
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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of July 2, 2004, was 26,118,579.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets as of July 2, 2004, and
		December 31, 2003	3

		Consolidated Statements of Operations for the Three and
		Six-Month Periods Ended July 2, 2004, and June 27, 2003	4

		Consolidated Statements of Cash Flows for the Six-Month
		Periods Ended July 2, 2004, and June 27, 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
		Equity Securities	19

	Item 4.	Submission of Matters to a Vote of Stockholders	19

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

Exhibit Index			22

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 2,	December 31,
(in thousands except share data)	2004	2003

ASSETS
Current:
Cash and cash equivalents	$14,549	$24,448
Investments	57,601	42,939
Receivables - net of allowances	26,958	21,033
Inventories	21,470	22,032
Other current assets	2,422	1,934

Total Current Assets	123,000	112,386

Property, plant and equipment at cost	65,656	64,908
Less: accumulated depreciation	(46,156)	(44,085)

Net property, plant and equipment	19,500	20,823
Other assets	14,455	12,781

TOTAL ASSETS	$156,955	$145,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$10,070	$8,918
Payroll and compensation	550	1,628
Accrued restructuring costs	342	689
Income taxes	5,409	4,383
Other accrued liabilities	2,164	3,214

Total Current Liabilities	18,535	18,832
Retirement costs	9,369	8,352

Total Liabilities	27,904	27,184

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000
shares; issued and outstanding: 26,118,579 in 2004 and
26,103,204 in 2003	26,119	26,103
Capital in excess of par value	76,633	76,405
Treasury stock, $1 par value (6,698 shares in 2004 and
3,840 shares in 2003)	(305)	(232)
Retained earnings	25,430	16,500
Accumulated other comprehensive income	1,174	30

Total Stockholders' Equity	129,051	118,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,955	$145,990

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(in thousands except per share data)	2004	2003	2004	2003

Net sales	$44,024	$24,555	$84,400	$48,178

Costs and expenses:
Cost of sales	25,966	17,027	50,542	32,833
Research and development	2,526	2,547	5,112	5,230
Selling, general and administrative	8,875	7,597	17,201	15,365

	37,367	27,171	72,855	53,428

Operating income (loss)	6,657	(2,616)	11,545	(5,250)

Joint venture income	860	309	1,455	599
Interest and other income	221	214	436	467

Income (loss) before taxes	7,738	(2,093)	13,436	(4,184)
Income tax provision (benefit)	1,392	(680)	2,418	(1,359)

Net income (loss)	$6,346	$(1,413)	11,018	$(2,825)

Net income (loss) per share:
Basic	$0.24	$(0.05)	$0.42	$(0.11)

Diluted	$0.24	$(0.05)	$0.42	$(0.11)

Number of shares used in per share
calculations:
Basic	26,111	26,099	26,107	26,099
Diluted	26,199	26,099	26,223	26,099

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 2,	June 27,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income (loss)	$11,018	$(2,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,687	3,076
Deferred income taxes	--	1,944
Other	(497)	318
Change in operating assets and liabilities:
Receivables - net of allowances	(5,925)	(1,909)
Inventories	562	1,349
Income tax receivables	--	8,790
Other current assets	(488)	98
Accounts payable	1,152	(1,522)
Accrued restructuring costs	(347)	(2,634)
Other accrued expenses	(85)	1,146

Net cash provided by operating activities	8,077	7,831

Cash flows from investing activities:
Capital expenditures	(1,372)	(1,343)
Purchase of investments	(23,600)	(50,472)
Sale of investments	8,913	33,589

Net cash used by investing activities	(16,059)	(18,226)

Cash flows from financing activities:
Net cash provided by employee stock plans	171	--
Cash dividends paid	(2,088)	(2,088)

Net cash used in financing activities	(1,917)	(2,088)

Decrease in cash and cash equivalents	(9,899)	(12,483)
Cash and cash equivalents, at the beginning of the period	24,448	26,752

Cash and cash equivalents, at the end of the period	$14,549	$14,269

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation and Stock Compensation

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Helix Technology Corporation and its wholly owned subsidiaries (the "Company") at July 2, 2004, and December 31, 2003, and the results of the Company's operations and cash flows for the three- and six-month periods ended July 2, 2004, and June 27, 2003.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three- and six-month periods ended July 2, 2004, and June 27, 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(in thousands except per share data)	2004	2003	2004	2003

Net income (loss), as reported	$6,346	$(1,413)	$11,018	$(2,825)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	266	203	501	389

Pro forma net income (loss)	$6,080	$(1,616)	$10,517	$(3,214)

Earnings per share:
Basic-as reported	$0.24	$(0.05)	$0.42	$(0.11)

Basic-pro forma	$0.23	$(0.06)	$0.40	$(0.12)

Diluted-as reported	$0.24	$(0.05)	$0.42	$(0.11)

Diluted-pro forma	$0.23	$(0.06)	$0.40	$(0.12)

Note 2 - Inventories

	July 2,	December 31,
(in thousands)	2004	2003

Finished goods	$7,682	$8,087
Work in process	8,997	8,849
Materials and parts	4,791	5,096

	$21,470	$22,032

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Accrued Restructuring Costs (continued)

The following table summarizes the components of the restructuring charges, the cash payments, non-cash activities, and the remaining accrual as of July 2, 2004:

Facility
(in thousands)	Closures

Balance at December 31, 2003	$689
Cash payments in the first six months of 2004	(347)

$342

Note 4 - Income Taxes

The effective tax rate for the three and six-month periods ended July 2, 2004, was 18.0% as compared to 32.5% for the three and six-month periods ended June 27, 2003. In the third quarter of 2003, the Company recorded a provision to establish a valuation allowance against the deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes." If the Company generates future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The current quarter tax rate differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of the prior year federal net operating loss and tax credits, current year tax credits and undistributed nontaxable equity income from our joint venture. The prior year quarter tax rate differs from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

The Company has been subject to an IRS audit related to certain tax positions taken on prior year returns. The audit is expected to be resolved in the latter half of 2004. It is probable that the resolution of the audit may result in a one-time favorable tax benefit related to the settlement of this audit. This benefit will be recorded in the quarter the audit is settled.

Note 5 - Employee Benefit Plans

The Company's net pension cost included the following components:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(in thousands except per share data)	2004	2003	2004	2003

Service cost	$450	$408	$900	$816
Interest cost	272	288	572	576
Expected return on assets	(168)	(166)	(334)	(332)
Net amortization of:
Prior service cost	4	4	8	8
Net actuarial gain	8	--	28	--
Transition obligation	--	(7)	--	(14)

Net periodic pension cost	$566	$527	$1,174	$1,054

The Company previously disclosed that we expected to contribute the minimum contribution of $1,758,000 to our pension plan in 2004. In the interest of improving the funded status of the plan, we have contributed $2,077,000 during the first six months of 2004 and may make additional payments before year end.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity at the request of the Company. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 2, 2004.

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

Changes in the warranty reserves during the first half of 2004 were as follows:

(in thousands)	2004	2003

Balance at beginning of period	$471	$293
Provisions for warranty	510	707
Consumption of reserves	(405)	(601)

Balance at end of period	$576	$399

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(in thousands except per share data)	2004	2003	2004	2003

Net income (loss)	$6,346	$(1,413)	$11,018	$(2,825)

Other comprehensive loss before tax:
Foreign currency translation adjustment	608	357	1,522	906
Unrealized gain (loss) on available-for-sale
investment	(58)	61	(25)	187

Other comprehensive gain before tax	550	418	1,497	1,093
Income tax related to items of other
comprehensive (loss) gain	(152)	34	(353)	(82)

Other comprehensive gain, net of tax	398	452	1,144	1,011

Comprehensive income (loss)	$6,744	$(961)	$12,162	$(1,814)

Note 8 - Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(in thousands except per share data)	2004	2003	2004	2003

Net income (loss)	$6,346	$(1,413)	$11,018	$(2,825)

Basic shares	26,111	26,099	26,107	26,099

Add: Common equivalent shares (1)	87	--	115	--

Diluted shares	26,199	26,099	26,223	26,099

Basic net income (loss) per share	$0.24	$(0.05)	$0.42	$(0.11)

Diluted net income (loss) per share	$0.24	$(0.05)	$0.42	$(0.11)

(1)

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). For the three- and six-months ended July 2, 2004, the Company had 448,875 and 113,500 options, respectively, outstanding not included in the computation of diluted shares, because the option price was greater than the average market price of the common shares and inclusion of such shares would be anti-dilutive. The Company had 764,750 options outstanding not included in the computation of diluted shares for the three- and six-months ended June 27, 2003, because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for the three months ended:
July 2, 2004	$32,634	$11,390	$44,024
June 27, 2003	$17,559	$6,996	$24,555

Net sales for the six months ended:
July 2, 2004	$63,550	$20,850	$84,400
June 27, 2003	$34,871	$13,307	$48,178

Long-lived assets as of:
July 2, 2004	$31,463	$2,492	$33,955
December 31, 2003	$30,811	$2,793	$33,604

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

We also provide an extensive range of global support and vacuum system monitoring services that lower our end-users' total costs of ownership. We increase our customers' system uptime through rapid response to potential operating problems. We also develop and deliver enhancements to our customers' installed base of production tools. Our service offerings include our TrueBlue sm Service Agreements, our GUTS ® (Guaranteed Up Time Support) customer response system and our innovative GOLDLink ® (Global On-Line Diagnostics) support system, which provides a remote e-diagnostics solution that allows us to monitor, in real time, the vacuum system performance of our customers' production tools. Our GOLDLink capability has made us a leading total solution provider in the emerging market for Internet-based, proactive e-diagnostics for the semiconductor and semiconductor capital equipment industries.

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

Results of Operations

Net sales for the second quarter ended July 2, 2004, (the "2004 Quarter") were $44.0 million compared with net sales for the second quarter ended June 27, 2003, (the "2003 Quarter") of $24.6 million. Net sales for the six months ended July 2, 2004, (the "2004 Period") were $84.4 million compared with net sales for the six months ended June 27, 2003, (the "2003 Period") of $48.2 million. Sales increased 79.3% on a year-over-year basis and 9.0% sequentially over the prior quarter as the expansion in the semiconductor industry that began at the end of 2003 continues.

Cost of sales for the 2004 Quarter was $26.0 million compared with $17.0 million for the 2003 Quarter, an increase of 52.5%. The gross margin for the 2004 Quarter was 41.0% compared with 30.7% for the 2003 Quarter. Gross margin for the 2004 Period improved to 40.1% from 31.9% for the 2003 Period. The increase in gross margin for the 2004 Period was primarily attributable to the higher manufacturing volume to support the increase in sales.

Research and development expenses were $2.5 million and $5.1 million for the 2004 Quarter and 2004 Period, respectively, compared to $2.5 million and $5.2 million for the 2003 Quarter and 2003 Period, respectively. On an absolute dollar basis, research and development expenses were consistent with the prior year. We intend to maintain our current level of spending on research and development in the coming quarters.

Total selling, general and administrative expenses were $8.9 million and $17.2 million in the 2004 Quarter and 2004 Period, respectively, compared with $7.6 million and $15.4 million in the 2003 Quarter and 2003 Period, respectively. The increase in selling, general and administrative is primarily due to higher selling expenses on higher commissionable sales, increased costs of regulatory compliance and higher variable compensation expenses on higher operating profits.

Royalty and equity income from our joint venture in Japan increased by $0.6 million or 178% in the 2004 Quarter compared to the 2003 Quarter and increased $0.9 million or 143% in the 2004 Period compared to the 2003 Period, due to the growth in the flat panel display portion of the semiconductor capital equipment market.

Interest and other income for the 2004 Quarter and 2004 Period were consistent with the prior year at $0.2 million, due to higher average cash balances over the 2004 Period as compared to the 2003 Period, partially offset by lower interest rates.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

For the 2004 Quarter and 2004 Period, we had pretax income of $7.7 million and $13.4 million, resulting in a tax provision of $1.4 million and $2.4 million, respectively, compared to a pretax loss of $2.1 million and $4.2 million and a tax benefit of $0.7 million and $1.4 million for the 2003 Quarter and 2003 Period, respectively. The effective tax rate for the 2004 Quarter and 2004 Period was 18.0% compared with 32.5% for the 2003 Quarter and 2003 Period.

In the third quarter of 2003, we recorded a provision to establish a valuation allowance against our deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes." As we generate future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The current tax rate differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of prior year federal net operating loss and tax credits, current year tax credits and undistributed nontaxable equity income from our joint venture. The prior year tax rate differs from the U.S. statutory rate primarily due to tax credits and undistributed nontaxable equity income from our joint venture.

Helix has been subject to an IRS audit related to certain tax positions taken on prior year returns. The audit is expected to be resolved in the latter half of 2004. It is probable that the resolution of the audit may result in a one-time favorable tax benefit related to the settlement of this audit. This benefit will be recorded in the quarter the audit is settled.

Liquidity and Capital Resources

Cash, cash equivalents and investments of $72.2 million increased by $4.8 million in the 2004 Period as we continued to generate strong cash from operations offset by investments in infrastructure and our quarterly dividend payments.

Cash provided by operating activities was $8.1 million for the 2004 Period and $7.8 million in the 2003 Period. The cash provided by operating activities for the 2004 Period was primarily due to net operating income offset by changes in working capital, primarily receivables. Receivables at July 2, 2004, were $27.0 million, an increase of $5.9 million from December 31, 2003. This increase was entirely due to higher sales volumes, as our days sales outstanding improved to 55 days as of July 2, 2004. The cash provided by operating activities for the 2003 Period was primarily due to our receipt of $12.0 million in tax refunds, resulting from the carryback of the 2002 net operating loss offset by the loss in the 2003 Period and by $2.7 million of severance and facility closure payments related to the 2002 restructuring activity.

In the 2004 Period and 2003 Period, we spent $1.4 million and $1.3 million, respectively, to support the existing infrastructure. We expect full year spending for 2004 to be approximately $5.0 million. We continue to closely manage our capital expenditures.

Cash dividends paid to stockholders were $2.1 million, which represented a quarterly dividend of $0.04 per common share, during both the 2004 Period and the 2003 Period. In July 2004, after considering the significant improvement in our financial performance and the strength of our balance sheet and cash position, our Board of Directors increased the quarterly dividend to $0.08 per share.

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

In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Important Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report include such words as "expect," "anticipate," "plan," "intend," "believe," "seek," "estimate," and similar expressions.

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

HELIX TECHNOLOGY CORPORATION

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the years presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at July 2, 2004, was $6.1 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at July 2, 2004, would be $0.6 million, which would be essentially offset by corresponding gains related to underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at July 2, 2004, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

	Total Number	Average	Total Number of Shares	Maximum Number of
	of Shares	Price Paid	Purchased as Part of	Shares that May Yet Be
	Purchased	per Share	Announced Program	Purchased Under the Program

04/03 - 04/30/04	2,100	$25.54	--	--
05/01 - 05/28/04	--	--	--	--
05/29 - 07/02/04	--	--	--	--

Total second quarter 2004	2,100	25.54	--	--

We repurchased 2,100 shares of the Company's common stock upon the exercise of employee stock options.

Item 4.  Submission of Matters to a Vote of Stockholders

Helix's Annual Meeting of Stockholders was held on April 28, 2004. Proposal I, submitted to a vote of stockholders at the meeting, was the election of directors. The following directors, being all of Helix's directors, were elected at the meeting, with the number of votes cast for each director being set forth after his respective name:
Name	Votes For	Votes Withheld

Gideon Argov	22,536,598	885,002
Frank Gabron	14,141,462	9,280,138
Robert H. Hayes	22,839,855	581,745
Robert J. Lepofsky	22,635,308	786,292
Marvin G. Schorr	22,620,089	801,511
Alfred Woollacott, III	22,542,473	879,127
Mark S. Wrighton	22,635,849	785,751

Proposal II submitted to a vote of stockholders at the meeting was to amend and restate the 1996 Equity Incentive Plan.:
			Broker
For	Against	Abstain	Non-Votes

18,330,257	1,086,539	578,432	3,426,373

HELIX TECHNOLOGY CORPORATION

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits:

The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

b.  Reports on Form 8-K:

1.  On April 29, 2004, Helix furnished under Item 12 of Form 8-K a press release announcing Helix's financial results for the quarter ended April 2, 2004. This information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by Helix under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

HELIX TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: 7/22/04	By: /s/ Robert J. Lepofsky
Robert J. Lepofsky
President and Chief Executive Officer

Date: 7/22/04	By: /s/ Jay Zager
Jay Zager
Senior Vice President and
Chief Financial Officer

HELIX TECHNOLOGY CORPORATION

Exhibit Index
Exhibit
Number	Description of Exhibits

10.1	Helix Technology Corporation 1996 Equity Incentive Plan, as amended and restated. Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.