Form 10-Q
period 2004-10-01
HELIX TECHNOLOGY CORP
filed 2004-10-22
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004,

or
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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of October 1, 2004, was 26,112,979.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets as of October 1, 2004, and
		December 31, 2003	3

		Consolidated Statements of Operations for the Three and Nine-Month
		Periods Ended October 1, 2004, and September 26, 2003	4

		Consolidated Statements of Cash Flows for the Nine-Month
		Periods Ended October 1, 2004, and September 26, 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 6.	Exhibits	19

Signatures			20

Exhibit Index			21

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 1,	December 31,
(in thousands except share data)	2004	2003

ASSETS
Current:
Cash and cash equivalents	$14,063	$24,448
Investments	62,406	42,939
Receivables - net of allowances	24,796	21,033
Inventories	20,728	22,032
Other current assets	3,215	1,934

Total Current Assets	125,208	112,386

Property, plant and equipment at cost	65,994	64,908
Less: accumulated depreciation	(47,087)	(44,085)

Net property, plant and equipment	18,907	20,823
Other assets	13,870	12,781

TOTAL ASSETS	$157,985	$145,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$8,676	$8,918
Payroll and compensation	968	1,628
Accrued restructuring costs	185	689
Income taxes	4,642	4,383
Other accrued liabilities	2,721	3,214

Total Current Liabilities	17,192	18,832
Retirement costs	8,653	8,352

Total Liabilities	25,845	27,184

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000 shares;
issued 26,119,829 in 2004 and 26,103,204 in 2003;
outstanding 26,112,979 in 2004 and 26,099,364 in 2003	26,120	26,103
Capital in excess of par value	76,642	76,405
Treasury stock, $1 par value (6,850 shares in 2004 and
3,840 shares in 2003)	(308)	(232)
Retained earnings	29,110	16,500
Accumulated other comprehensive income	576	30

Total Stockholders' Equity	132,140	118,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$157,985	$145,990

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(in thousands except per share data)	2004	2003	2004	2003

Net sales	$40,353	$25,973	$124,753	$74,151

Costs and expenses:
Cost of sales	24,130	17,133	74,672	49,966
Research and development	2,730	2,333	7,842	7,563
Selling, general and administrative	8,883	7,577	26,084	22,942

	35,743	27,043	108,598	80,471

Operating income (loss)	4,610	(1,070)	16,155	(6,320)

Joint venture income	774	161	2,229	760
Interest and other income	256	229	692	696

Income (loss) before taxes	5,640	(680)	19,076	(4,864)
Income tax (benefit) provision	(129)	8,424	2,289	7,065

Net income (loss)	$5,769	$(9,104)	16,787	$(11,929)

Net income (loss) per share:
Basic	$0.22	$(0.35)	$0.64	$(0.46)

Diluted	$0.22	$(0.35)	$0.64	$(0.46)

Number of shares used in per share
calculations:
Basic	26,112	26,099	26,109	26,099
Diluted	26,165	26,099	26,194	26,099

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 1,	September 26,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income (loss)	$16,787	$(11,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,971	4,542
Deferred income taxes	--	8,708
Other	(502)	754
Change in operating assets and liabilities:
Receivables - net of allowances	(3,763)	(3,409)
Inventories	1,304	2,155
Income tax receivables	(892)	10,246
Other current assets	(389)	271
Accounts payable	(242)	(1,320)
Accrued restructuring costs	(504)	(3,051)
Other accrued expenses	(593)	1,189

Net cash provided by operating activities	15,177	8,156

Cash flows from investing activities:
Capital expenditures	(2,076)	(2,074)
Purchase of investments	(30,042)	(65,972)
Sale of investments	10,555	48,275

Net cash used in investing activities	(21,563)	(19,771)

Cash flows from financing activities:
Net cash provided by employee stock plans	178	--
Cash dividends paid	(4,177)	(3,132)

Net cash used in financing activities	(3,999)	(3,132)

Decrease in cash and cash equivalents	(10,385)	(14,747)
Cash and cash equivalents, at the beginning of the period	24,448	26,752

Cash and cash equivalents, at the end of the period	$14,063	$12,005

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation and Stock Compensation

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments necessary to present fairly the financial position of Helix Technology Corporation and its wholly owned subsidiaries (the "Company") at October 1, 2004, and December 31, 2003, and the results of the Company's operations and cash flows for the three- and nine-month periods ended October 1, 2004, and September 26, 2003.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three- and nine-month periods ended October 1, 2004, and September 26, 2003, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current period presentation.

Stock Compensation

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the recognition provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," had been adopted, the effect on net income and basic and diluted net income per share would have been as follows:

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(in thousands except per share data)	2004	2003	2004	2003

Net income (loss), as reported	$5,769	$(9,104)	$16,787	$(11,929)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	333	297	834	686

Pro forma net income (loss)	$5,436	$(9,401)	$15,953	$(12,615)

Earnings per share:
Basic-as reported	$0.22	$(0.35)	$0.64	$(0.46)

Basic-pro forma	$0.21	$(0.36)	$0.61	$(0.48)

Diluted-as reported	$0.22	$(0.35)	$0.64	$(0.46)

Diluted-pro forma	$0.21	$(0.36)	$0.61	$(0.48)

Note 2 - Inventories

	October 1,	December 31,
(in thousands)	2004	2003

Finished goods	$7,311	$8,087
Work in process	8,900	8,849
Materials and parts	4,517	5,096

	$20,728	$22,032

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

Note 3 - Accrued Restructuring Costs

In the fourth quarter of 2002, the Company initiated a worldwide cost-reduction program in response to the continued duration and severity of the slowdown in the semiconductor capital equipment industry at the time. The cost-reduction program included severance and fringe benefits to terminate approximately 130 employees and included closure or consolidation of selected facilities worldwide. We recorded a $5,851,000 charge for these restructuring activities in the fourth quarter of 2002. The majority of the cash outlays were paid during 2003, with the remaining cash outlays related to the facility closures occurring during 2004.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Accrued Restructuring Costs (continued)

The following table summarizes the cash payments and the remaining accrual as of October 1, 2004:

Facility
(in thousands)	Closures

Balance at December 31, 2003	$689
Cash payments in the first nine months of 2004	(504)

Balance at October 1, 2004	$185

Note 4 - Income Taxes

For the third quarter ended October 1, 2004, the Company earned income before taxes of $5.6 million and recorded a tax benefit of $129,000, an effective tax rate of -2.3%. For the nine months ended October 1, 2004, the Company earned income before taxes of $19.1 million and recorded a tax provision of $2.3 million, an effective tax rate of 12.0%. The change in the effective tax rate during the year reflects the impact of a reduction in the Company's projected 2004 annual income before tax combined with the utilization of prior year net operating losses and tax credits. The 2004 tax rate differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of prior year net operating losses and tax credits.

In the third quarter of 2003, the Company recorded a provision to establish a valuation allowance against the deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes." If the Company generates future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The prior year quarter tax rate differs from the U.S. statutory rate primarily due to the establishment of the valuation allowance against our deferred tax assets and to tax credits and undistributed nontaxable equity income from our joint venture.

The Company has been subject to an IRS audit related to certain tax positions taken on prior year returns. The audit is expected to be resolved in the latter part of the 2004 fourth quarter or early 2005. It is probable that the resolution of the audit may result in a one-time favorable tax benefit related to the settlement of this audit. This benefit will be recorded in the quarter the audit is settled.

Note 5 - Employee Benefit Plans

The Company's net pension cost included the following components:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(in thousands)	2004	2003	2004	2003

Service cost	$450	$409	$1,351	$1,225
Interest cost	272	288	844	865
Expected return on assets	(135)	(166)	(469)	(499)
Net amortization of:
Prior service cost	4	4	11	12
Net actuarial gain	8	--	36	--
Transition obligation	--	(7)	--	(21)

Net periodic pension cost	$599	$528	$1,773	$1,582

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Employee Benefit Plans (continued)

The Company previously disclosed that it expected to contribute the minimum contribution of $1,758,000 to its pension plan in 2004. In the interest of improving the funded status of the plan, it has contributed $3,116,000 during the first nine months of 2004 and may make additional payments before year end.

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

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations. The following is a summary of the Company's agreements that it has determined are within the scope of FIN No. 45.

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to its current products, as well as claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. The maximum potential amount of future payments it could be required to make under these indemnification agreements is unlimited. Historically, its costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and the Company accordingly believes the estimated fair value of these agreements is immaterial.

The Company's products and services are generally sold with warranty coverage for periods ranging from 12 to 18 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family.

Changes in the warranty reserves during the first nine months of 2004 were as follows:

(in thousands)	2004	2003

Balance at beginning of period	$471	$293
Provisions for warranty	438	999
Consumption of reserves	(409)	(844)

Balance at end of period	$500	$448

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(in thousands)	2004	2003	2004	2003

Net income (loss)	$5,769	$(9,104)	$16,787	$(11,929)

Other comprehensive gain (loss) before tax:
Foreign currency translation adjustment	(949)	176	574	1,082
Unrealized gain (loss) on available-for-sale
investments	5	(141)	(21)	46

Other comprehensive gain (loss) before tax	(944)	35	553	1,128
Income tax related to items of other
comprehensive gain (loss)	346	(70)	(7)	(152)

Other comprehensive gain (loss), net of tax	(598)	(35)	546	976

Other comprehensive income (loss)	$5,171	$(9,139)	$17,333	$(10,953)

Note 8 - Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(in thousands except per share data)	2004	2003	2004	2003

Net income (loss)	$5,769	$(9,104)	$16,787	$(11,929)

Basic shares	26,112	26,099	26,109	26,099

Add: Common equivalent shares (1)	53	--	85	--

Diluted shares	26,165	26,099	26,194	26,099

Basic net income (loss) per share	$0.22	$(0.35)	$0.64	$(0.46)

Diluted net income (loss) per share	$0.22	$(0.35)	$0.64	$(0.46)

(1)

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). For the three- and nine-months ended October 1, 2004, the Company had 614,500 and 445,500 options, respectively, outstanding and not included in the computation of diluted shares, because the option price was greater than the average market price of the common shares and inclusion of such shares would be anti-dilutive. The Company had 762,875 options outstanding and not included in the computation of diluted shares for the three- and nine-months ended September 26, 2003, because the Company was in a net loss position, and the inclusion of such shares would be anti-dilutive.

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for the three months ended:
October 1, 2004	$29,937	$10,416	$40,353
September 26, 2003	$17,693	$8,280	$25,973

Net sales for the nine months ended:
October 1, 2004	$93,486	$31,267	$124,753
September 26, 2003	$52,564	$21,587	$74,151

Long-lived assets as of:
October 1, 2004	$30,367	$2,410	$32,777
December 31, 2003	$30,811	$2,793	$33,604

Note 10 - Recent Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions," or SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revised SFAS 132 is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No. 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective for all arrangements entered into after January 31, 2003. The Company does not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

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

Restructuring Charges. During 2002, we recorded charges in connection with our restructuring program. The related reserves reflect estimates, including those pertaining to severance costs and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience may be different from these estimates.

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

Results of Operations

Net sales for the third quarter ended October 1, 2004, (the "2004 Quarter") were $40.4 million compared with net sales for the third quarter ended September 26, 2003, (the "2003 Quarter") of $26.0 million. Net sales for the nine months ended October 1, 2004, (the "2004 Period") were $124.8 million compared with net sales for the nine months ended September 26, 2003, (the "2003 Period") of $74.2 million. Sales increased 55.4% over the same quarter in the prior year, as the semiconductor industry began a period of expansion at the end of 2003. This expansion, however, demonstrated signs of softening during the current quarter, and as a result, sales decreased by 8.3% sequentially compared to the prior quarter.

Cost of sales for the 2004 Quarter was $24.1 million compared with $17.1 million for the 2003 Quarter, an increase of 40.8%. The gross margin for the 2004 Quarter was 40.2% compared with 34.0% for the 2003 Quarter. Gross margin for the 2004 Period improved to 40.1% from 32.6% for the 2003 Period. The increase in gross margin for the 2004 Period was primarily attributable to the higher manufacturing volume to support the increase in sales.

Research and development expenses were $2.7 million and $7.8 million for the 2004 Quarter and 2004 Period, respectively, compared to $2.3 million and $7.6 million for the 2003 Quarter and 2003 Period, respectively. The increase in research and development expenses is due to increased spending as we continue to enhance and expand our product offerings.

Total selling, general and administrative expenses were $8.9 million and $26.1 million in the 2004 Quarter and 2004 Period, respectively, compared with $7.6 million and $22.9 million in the 2003 Quarter and 2003 Period, respectively. The increase in selling, general and administrative expenses is primarily due to higher selling expenses as a result of higher commissionable sales, increased costs of regulatory compliance and higher variable compensation expenses as a result of higher operating profits.

Royalty and equity income from our joint venture in Japan increased by $0.6 million or 381% in the 2004 Quarter compared to the 2003 Quarter and increased $1.5 million or 193% in the 2004 Period compared to the 2003 Period, due to the growth in the flat panel display portion of the electronics capital equipment market.

Interest and other income for the 2004 Quarter and 2004 Period were consistent with the prior year, due mainly to higher average cash balances partially offset by lower interest rates.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

For the 2004 Quarter and 2004 Period, we had pretax income of $5.6 million and $19.1 million, respectively, resulting in a tax benefit of $0.1 million in the 2004 Quarter and a tax provision of $2.3 million in the 2004 Period, compared to a pretax loss of $0.7 million and $4.9 million and a tax provision of $8.4 million and $7.1 million for the 2003 Quarter and 2003 Period, respectively. Our 2004 Quarter effective tax rate differs from our expected annual rate because of a decrease in projected 2004 annual income before tax combined with an increase in the utilization of our net operating loss carryforwards. The effective tax rate for the 2004 Period was 12.0%.

In the third quarter of 2003, we recorded a provision to establish a valuation allowance against our deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes." As we generate future taxable income domestically against which these tax attributes may be applied, some portion or all of the valuation allowance previously established will be reversed and result in an income tax benefit in the current period. The current tax rate differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of prior year federal net operating loss and tax credits, current year tax credits and undistributed nontaxable equity income from our joint venture. The prior year tax rate differs from the U.S. statutory rate primarily due to the establishment of the valuation allowance and to tax credits and undistributed nontaxable equity income from our joint venture.

We have been subject to an IRS audit related to certain tax positions taken on prior year returns. The audit is expected to be resolved in the latter part of the 2004 fourth quarter or early 2005. It is probable that the resolution of the audit may result in a one-time favorable tax benefit related to the settlement of this audit. This benefit will be recorded in the quarter the audit is settled.

Liquidity and Capital Resources

Cash, cash equivalents and investments of $76.5 million increased by $9.1 million in the 2004 Period as we continued to generate strong cash from operations offset by investments in infrastructure, elective pension contributions and our quarterly dividend payments.

Cash provided by operating activities was $15.2 million for the 2004 Period compared to $8.2 million in the 2003 Period. The cash provided by operating activities for the 2004 Period was primarily due to net operating income offset by changes in working capital, primarily receivables. Receivables at October 1, 2004, were $24.8 million, an increase of $3.8 million from December 31, 2003. This increase was entirely due to higher sales volumes, as our days sales outstanding improved to 55 days as of October 1, 2004. The cash provided by operating activities for the 2003 Period was primarily due to our receipt of $12.0 million in tax refunds, which resulted from the carryback of net operating losses, and by $3.1 million of severance and facility closure payments related to the 2002 restructuring.

In both the 2004 Period and 2003 Period, we spent $2.1 million to support existing infrastructure. We expect full year spending for 2004 to be approximately $3.0 million to $3.5 million. We continue to closely manage our capital expenditures.

In the 2004 Period and 2003 Period, cash dividends paid to stockholders totaled $4.2 million and $3.1 million, respectively. We paid a dividend of $0.04 per share in the first and second quarters of 2004. After considering the significant improvement in our financial performance and the strength of our balance sheet and cash position, our Board of Directors increased the dividend to $0.08 per share in the third quarter of 2004. We paid a quarterly dividend of $0.04 per share during the 2003 Period.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003) (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS 87, "Employers' Accounting for Pensions," or SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Revised SFAS 132 is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

In December 2003, the FASB issued FASB Interpretation No. 46-R (FIN 46-R) a revised interpretation of FASB Interpretation No. 46 (FIN 46). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective for all arrangements entered into after January 31, 2003. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R.

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

HELIX TECHNOLOGY CORPORATION

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

A portion of our business is conducted outside the United States through our foreign subsidiaries. Our foreign subsidiaries maintain their accounting records in their local currencies. Consequently, fluctuations in exchange rates affect the period-to-period comparability of results. To reduce the risks associated with foreign currency rate fluctuations, we have entered into forward exchange contracts on a continuing basis to offset the currency exposures. The gains and losses on these transactions partially offset the unrealized and realized foreign exchange gains and losses of the underlying exposures. The net gains and losses were immaterial for the periods presented and were included in cost of sales. We plan to continue to use forward exchange contracts to mitigate the impact of exchange rate fluctuations. The notional amount of our outstanding foreign currency contracts at October 1, 2004, was $7.8 million. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates at October 1, 2004, would be $0.8 million, which would be essentially offset by corresponding gains related to underlying assets. The potential loss was estimated calculating the fair value of the forward exchange contracts at October 1, 2004, and comparing that with the value calculated using the hypothetical forward currency exchange rates.

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

While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: October 22, 2004	By: /s/Robert J. Lepofsky
Robert J. Lepofsky
President and Chief Executive Officer

Date: October 22, 2004	By: /s/Jay Zager
Jay Zager
Senior Vice President and
Chief Financial Officer

HELIX TECHNOLOGY CORPORATION

Exhibit Index
Exhibit
Number	Description of Exhibits

10.1	Form of Helix's Non-Statutory Stock Option Certificate under Helix's 1996 Equity
Incentive Plan for all its employees, including executive officers. Filed herewith.

10.2	Form of Helix's Non-Statutory Stock Option Certificate under Helix's 1996 Equity
Incentive Plan for its directors. Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.