Form 10-Q
period 2005-04-01
HELIX TECHNOLOGY CORP
filed 2005-04-29
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005,

or
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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of April 1, 2005, was 26,117,979.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets as of April 1, 2005, and
		December 31, 2004	3

		Consolidated Income Statements for the Three-Month
		Periods Ended April 1, 2005, and April 2, 2004	4

		Consolidated Statements of Cash Flows for the Three-Month
		Periods Ended April 1, 2005, and April 2, 2004	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	21

	Item 6.	Exhibits	21

Signatures			22

Exhibit Index			23

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 1,	December 31,
(in thousands except share data)	2005	2004

ASSETS
Current:
Cash and cash equivalents	$10,252	$6,462
Investments	17,952	69,874
Receivables - net of allowances	27,653	24,100
Inventories	23,089	21,595
Deferred income taxes	8,006	7,717
Other current assets	3,309	4,327

Total current assets	90,261	134,075

Property, plant and equipment at cost	71,519	68,003
Less: accumulated depreciation	(50,110)	(49,063)

Net property, plant and equipment	21,409	18,940
Goodwill	29,620	--
Intangible assets, net	13,998	--
Other assets	15,752	16,549

TOTAL ASSETS	$171,040	$169,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$6,697	$5,951
Payroll and compensation	1,542	1,690
Retirement costs	3,326	3,326
Income taxes	3,706	4,288
Accrued warranty	1,036	414
Other accrued liabilities	4,188	2,248

Total current liabilities	20,495	17,917
Retirement costs	7,016	6,403
Deferred income taxes	1,103	1,103

Total liabilities	28,614	25,423

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000 shares;
issued and outstanding: 26,117,979 in 2005 and 26,114,229
in 2004	26,118	26,114
Capital in excess of par value	76,451	76,413
Retained earnings	37,385	37,745
Accumulated other comprehensive income	2,472	3,869

Total stockholders' equity	142,426	144,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$171,040	$169,564

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three Months Ended
	April 1,	April 2,
(in thousands except per share data)	2005	2004

Net sales	$38,896	$40,376

Costs and expenses:
Cost of sales	23,300	24,576
Research and development	2,907	2,586
Selling, general and administrative	10,582	8,326

	36,789	35,488

Operating income	2,107	4,888

Joint venture income	474	595
Interest income and other, net	121	215

Income before taxes	2,702	5,698
Income tax provision	973	1,026

Net income	$1,729	$4,672

Net income per share:
Basic	$0.07	$0.18

Diluted	$0.07	$0.18

Number of shares used in per share calculations:
Basic	26,115	26,103
Diluted	26,168	26,243

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 1,	April 2,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$1,729	$4,672
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,649	1,359
Deferred income taxes	(289)	--
Other	(349)	(63)
Change in operating assets and liabilities, net of acquired
assets and liabilities:
Receivables	735	(3,048)
Inventories	718	(783)
Other current assets	1,390	(675)
Accounts payable	404	1,783
Other accrued expenses	(1,057)	807

Net cash provided by operating activities	4,930	4,052

Cash flows from investing activities:
Capital expenditures	(770)	(496)
Purchase of investments	(4,199)	(26,724)
Sale and maturities of investments	56,154	17,892
Acquisition of Polycold, net of cash acquired	(50,268)	--

Net cash provided by (used in) investing activities	917	(9,328)

Cash flows from financing activities:
Net cash provided by employee stock plans	32	169
Cash dividends paid	(2,089)	(1,044)

Net cash used in financing activities	(2,057)	(875)

Increase (decrease) in cash and cash equivalents	3,790	(6,151)
Cash and cash equivalents, beginning of the period	6,462	12,334

Cash and cash equivalents, end of the period	$10,252	$6,183

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

Company

Helix Technology Corporation and its wholly owned subsidiaries (the "Company") is a world leader in the development, manufacture, application and support of innovative vacuum technology solutions for the semiconductor, data storage and flat panel display markets.

General

In the opinion of management, the accompanying unaudited consolidated balance sheets, income statements and cash flows contain all adjustments necessary to present fairly the financial position of the Company at April 1, 2005, and December 31, 2004, and the results of the Company's operations and cash flows for the three-month periods ended April 1, 2005, and April 2, 2004.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three-month periods ended April 1, 2005, and April 2, 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, adequacy of reserves, income taxes, valuation of intangible assets and goodwill, and retirement obligations. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

Reclassifications

In 2004, the Company concluded that it was appropriate to classify its auction rate securities as current investments. Previously, such investments had been classified as cash and cash equivalents. The Company made adjustments to its Consolidated Statements of Cash Flows for the three months ended April 2, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Income Statement.

Certain other reclassifications have been made to the prior year's consolidated financial statements to conform with the current period presentation.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Compensation

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," had been adopted, the effect on net income and basic and diluted net income per share would have been as follows:

	Three Months Ended
	April 1,	April 2,
(in thousands except per share data)	2005	2004

Net income, as reported	$1,729	$4,672
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(116)	(235)

Pro forma net income	$1,613	$4,437

Earnings per share:
Basic-as reported	$0.07	$0.18

Basic-pro forma	$0.06	$0.17

Diluted-as reported	$0.07	$0.18

Diluted-pro forma	$0.06	$0.17

There were no options granted during the first quarter of 2004. The fair value of each option granted during the first quarter of 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	2.0%
Expected volatility	58.0%
Risk-free interest rate	4.3%
Expected life (years)	6.3

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4." This Statement amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Company does not believe SFAS No. 151 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),"Share-Based Payment" SFAS No. 123 revised eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123 revised requires companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments (with limited exceptions). SFAS No. 123 revised is effective for public companies for all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods or no restatement of interim periods prior to the effective date. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 revised. The SEC's new rule allows companies to implement SFAS No. 123 revised at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123 revised as of January 1, 2006 and is in the process of evaluating the impact of this standard on its financial statements.

Note 2 - Acquisition of IGC Polycold Systems Inc.

On February 15, 2005, the Company acquired all the issued and outstanding stock of IGC Polycold Systems Inc. ("Polycold"). Polycold is a producer of high-speed water vapor cryopumping and cryogenic cooling products based in Petaluma, California. The Company determined that Polycold's product lines, which include water vapor cryopumps, liquid nitrogen alternatives, detector coolers and gas chillers, will complement and extend its existing product offerings. The aggregate purchase price, net of cash acquired, was approximately $50.3 million, which consisted of $49.2 million of cash, $515,000 of estimated transaction-related tax payments, and $592,000 of transaction costs, which primarily consisted of fees paid for legal and accounting services. This acquisition is taxable and has been accounted for as a purchase of a business.

The Company is contingently liable for up to $2.8 million in additional transaction-related tax payments pending final tax calculations. Any additional transaction-related tax payments would increase the final purchase price, resulting in additional goodwill.

The consolidated financial statements include the results of Polycold from the date of acquisition. In connection with the acquisition, the Company recognized a $0.7 million liability associated with the above-market lease rate related to an assumed operating lease for Polycold's facility. The liability will be paid over the remaining lease periods through 2011. The Company could incur additional integration-related expenses. These may include the elimination of duplicative facilities, operational realignment expenses and related workforce reductions. Such costs would generally be recognized as a liability assumed as of the acquisition date resulting in additional goodwill if these costs relate to facilities or workforce previously aligned to Polycold and would be expensed if these costs relate to facilities or workforce previously aligned with the Company.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The purchase price has been allocated based on estimated fair values as of the acquisition date (table in thousands):
Current assets, net of cash acquired	$7,176
Property, plant and equipment	3,132
Intangible assets:
Developed technology (estimated useful life of 4-8 years)	9,200
Trade names (estimated useful life of 6 years)	1,000
Customer & distributor relationships (estimated useful life of 7-9 years)	3,300
Consulting contract (estimated useful life of 4 years)	400
Non-compete agreement (estimated useful life of 5 years)	400

Total intangible assets	14,300
Goodwill	29,620
Current liabilities	(3,960)

Total preliminary purchase price allocation	$50,268

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets, historical demand and estimates of future demand of Polycold's products and services. The fair value of intangible assets was primarily based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecast sales related to the technology and assets acquired from Polycold.

The total weighted average amortization period for the intangible assets is 7.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

The following unaudited pro forma information gives effect to the acquisition of Polycold as if the acquisition occurred at the beginning of the periods presented:

	Three Months Ended
	April 1,	April 2,
(in thousands, except per share data)	2005	2004

Revenue	$42,633	$46,365
Net income	2,158	4,940
Net income per weighted average share, basic	0.08	0.19
Net income per weighted average share, diluted	0.08	0.19

Note 3 - Inventories

Inventories consist of:

	April 1,	December 31,
(in thousands)	2005	2004

Finished goods	$7,833	$7,743
Work in process	9,145	9,439
Materials and parts	6,111	4,413

	$23,089	$21,595

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Property, Plant and Equipment

Property, plant, and equipment, stated at cost, consist of:

	April 1,	December 31,
(in thousands)	2005	2004

Machinery and equipment	$29,260	$28,683
Computers and equipment	30,706	30,641
Leasehold improvements	10,302	7,798
Construction in progress	1,251	881

	$71,519	$68,003

Note 5 - Income Taxes

For the three months ended April 1, 2005, the Company earned income before taxes of $2.7 million and recorded a tax provision of approximately $1.0 million, an effective tax rate of 36%. The 2005 effective tax rate differs from the statutory rate primarily as a result of state income taxes and the effect of foreign operations. The Company's aggregate tax rate in foreign jurisdictions is higher than the income tax rate in the United States. This negative tax impact is partially offset by a tax benefit from the undistributed nontaxable equity income from the joint venture.

The prior quarter tax rate differs from the United States statutory rate primarily due to the release of the valuation allowance associated with the utilization of prior year net operating losses and tax credits.

Note 6 - Employee Benefit Plans

The Company's net pension cost included the following components:

	Three Months Ended
	April 1,	April 2,
(in thousands)	2005	2004

Service cost	$500	$450
Interest cost	319	300
Expected return on assets	(214)	(166)
Net amortization of:
Prior service cost	4	4
Net actuarial gain	22	20

Net periodic pension cost	$631	$608

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Commitments and Contingencies

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

The Company's products and services are generally sold with warranty coverage for periods ranging from 12 to 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family.

The following table represents the activity in the warranty accrual:

	Three Months Ended
	April 1,	April 2,
(in thousands)	2005	2004

Balance, beginning of the period	$414	$471
Provisions for warranty	157	250
Warranty reserve acquired as part of the Polycold acquisition	651	--
Consumption of reserves	(186)	(198)

Balance, end of the period	$1,036	$523

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Other Comprehensive Income (Loss)

	Three Months Ended
	April 1,	April 2,
(in thousands)	2005	2004

Net income	$1,729	$4,672

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,429)	914
Unrealized gain on available-for-sale investment	32	33

Other comprehensive income (loss), before tax	(1,397)	947
Income tax related to items of other
comprehensive income	--	(201)

Other comprehensive income (loss), net of tax	(1,397)	746

Comprehensive income	$332	$5,148

Note 9 - Net Income Per Share

Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised and converted into common stock at the beginning of the period.

The following table sets forth the computation of basic and diluted net income per weighted average common share:

	Three Months Ended
	April 1,	April 2,
(in thousands except per share data)	2005	2004

Net income	$1,729	$4,672

Basic shares	26,115	26,103

Add: Common equivalent shares	53	140

Diluted shares	26,168	26,243

Basic net income per share	$0.07	$0.18

Diluted net income per share	$0.07	$0.18

Common equivalent shares represent shares issuable upon exercise of stock options (using the treasury stock method). Options to acquire 529,718 and 75,500 shares of common stock as of April 1, 2005 and April 2, 2004, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 - Segment Information

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for the three months ended:
April 1, 2005	$28,335	$10,561	$38,896
April 2, 2004	$30,916	$9,460	$40,376

Long-lived assets as of:
April 1, 2005	$78,429	$2,350	$80,779
December 31, 2004	$32,948	$2,541	$35,489

The Company's largest customer, including outsourcing partners, represented 14% and 34% of net sales for the three months ended April 1, 2005 and April 2, 2004, respectively.

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

In February 2005, we acquired all the issued and outstanding shares of Polycold, a producer of high-speed water vapor cryopumping and cryogenic cooling products. We determined that Polycold's product lines, which include water vapor cryopumps, liquid nitrogen alternatives, detector coolers and gas chillers, will complement and extend our existing product offerings.

The principal market we serve is the global semiconductor capital equipment industry, a highly cyclical business. As a result, we have experienced variations in net sales, expenses, and results of operations in the periods presented, and such variations are likely to continue.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, adequacy of reserves, income taxes, valuation of intangible assets and goodwill, and retirement obligations. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

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

Accounting for Income Taxes. We are subject to taxation from federal, state and foreign jurisdictions and the determination of our tax provision is complex. Determining effective income tax rates is highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include actual and projected full year pretax income, changes in law, and audits by taxing authorities.

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Management judgment is also applied in the determination of deferred tax assets and liabilities and any valuation allowances that might be required in connection with our ability to realize deferred tax assets. Where it is more likely than not that some portion or all of the deferred tax asset will not be realized, we have provided a valuation allowance. If the realization of those deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an adjustment to the valuation allowance may be required, which could materially affect our consolidated financial position and results of operations.

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

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Intangible Assets and Goodwill. We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identified intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as developed technology and non-compete agreements are amortized over time. Goodwill is not amortized but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

Results of Operations

First Quarter of 2005 Compared to the First Quarter of 2004

Revenue and Gross Margin

The following table presents our revenue and gross margin:
	Three Months Ended		$	%
(in thousands)	April 1, 2005	April 2, 2004	Change	Change

Net sales	$38,896	$40,376	$(1,480)	(3.7)%
Cost of sales	23,300	24,576	(1,276)	(5.2)

Gross margin	$15,596	$15,800	$(204)	(1.3)%

The decrease in net sales was primarily due to softening of demand in the semiconductor capital equipment manufacturing sector which resulted in declining sales volumes. Partially offsetting this decrease in volume were product sales of approximately $3.8 million attributable to the acquisition of Polycold in February 2005. Internationally, our business grew by approximately $1.1 million, with approximately 34% of this increase attributable to the favorable impact of foreign currency exchange rates, primarily the Euro and Japanese yen.

The gross margin as a percentage of net sales for the first quarter of 2005 was 40.1% compared with 39.1% for the first quarter of 2004. The improvement in the gross margin percentage for the first quarter of 2005 as compared to the first quarter of 2004 was primarily attributable to an increased portion of our product sales coming from more complex, higher-margin vacuum systems. Gross margin in the first quarter of 2005 was negatively impacted by intangible amortization expense of approximately $0.2 million related to the acquisition of Polycold. We expect this intangible amortization expense to continue to negatively impact our gross margin in future periods.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Operating Expenses

The following table presents our operating expenses:
	Three Months Ended		$	%
(in thousands)	April 1, 2005	April 2, 2004	Change	Change

Research and development	$2,907	$2,586	$321	12.4%
Selling, general and administrative	10,582	8,326	2,256	27.1

Total operating expenses	$13,489	$10,912	$2,577	23.6%

As a strategic matter, we are committed to developing technologies to support a new generation of products for 300-millimeter-capable production tools, to expand our support capability, and to improve our core component product lines. As a percentage of net sales, research and development (R&D) expenses increased to 7.5% from 6.4% in the first quarter of 2005 as compared to the first quarter of 2004. The increase in R&D expenses is attributable to higher spending for R&D outside services of approximately $0.2 million and an increase in salaries and related costs from the Polycold acquisition of approximately $0.1 million.

As a percentage of net sales, selling, general and administrative (SG&A) expenses increased to 27.2% from 20.6% in the first quarter of 2005 as compared to the first quarter of 2004. The increase in SG&A expenses is attributable to increased costs of third party professional services for Sarbanes-Oxley compliance of approximately $0.8 million. The increase is also due to increased salaries and related costs from the Polycold acquisition of approximately $0.6 million, including $0.1 million for intangible amortization expense. We expect this intangible amortization expense to continue to increase our SG&A expenses in future periods. The remaining increase in SG&A expenses in the first quarter of 2005 as compared to the first quarter of 2004 relates to the cost of additional personnel in both domestic and international sales and marketing departments.

Joint Venture Income

Income from our joint venture in Japan decreased slightly from $0.6 million in the first quarter of 2004 to $0.5 million in the first quarter of 2005. The decrease from 2004 is attributable to a slow-down in the flat panel display portion of the electronics capital equipment market.

Interest Income and Other, Net

Interest income and other, net, decreased slightly to $0.1 million in the first quarter of 2005 from $0.2 million in the first quarter of 2004. This reflects lower 2005 average cash and investment balances due to the funding of the Polycold acquisition. Interest income was earned primarily from investments in cash equivalents, municipal government agencies and tax-free bonds, and investment-grade securities.

Income Tax Provision

We had pretax income of $2.7 million in the first quarter of 2005 and a corresponding income tax provision of approximately $1.0 million, resulting in an effective tax rate of 36%. The 2005 effective tax rate differs from the statutory tax rate primarily as a result of state income taxes and the effect of foreign operations. Our aggregate tax rate in foreign

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

jurisdictions is higher than the income tax rate in the United States. This negative tax impact is partially offset by a tax benefit from the undistributed nontaxable equity income from the joint venture.

We had pretax income of $5.7 million in the first quarter of 2004 and a corresponding income tax provision of approximately $1.0 million, resulting in an effective tax rate of 18%. The 2004 effective tax rate differs from the statutory tax rate due to the release of the valuation allowance associated with the utilization of prior year net operating losses and tax credits.

Liquidity and Capital Resources

Cash and cash equivalents and investments were $28.2 million and $76.3 million at April 1, 2005 and December 31, 2004 respectively, a decrease of $48.1 million. Our working capital at April 1, 2005, decreased by approximately $46.0 million from December 31, 2004, primarily due to funding of the acquisition of Polycold.

Cash provided by operating activities was $4.9 million in the first quarter of 2005 compared to $4.1 million in the first quarter of 2004. The increase in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributable to a decline in receivables balances due to lower sales volumes and related cash collections in addition to maintenance of lower inventory levels. This increase was partially offset by a decrease in operating profitability in the first quarter of 2005 as compared to the first quarter of 2004.

Cash provided by investing activities was $0.9 million in the first quarter of 2005 compared to cash used in investing activities of $9.3 million in the first quarter of 2004. In the first quarter of 2005, we acquired all the outstanding shares of Polycold for $50.3 million, net of cash acquired. Net sales and maturities on investments, utilized as the primary source of funding for the acquisition, was $52.0 million in the first quarter of 2005. Capital additions were $0.8 million and $0.5 million in the first quarter of 2005 and 2004, respectively.

Cash used in financing activities was $2.1 million and $0.9 million in the first quarter of 2005 and 2004, respectively. Cash dividends paid to our stockholders during the first quarter of 2005 was $2.1 million, compared with $1.0 million for the first quarter of 2004. We paid a dividend of $0.08 per share and $0.04 per share in the first quarter of 2005 and 2004, respectively. On April 27, 2005, our Board of Directors approved a quarterly cash dividend of $0.08 per share, payable on May 20, 2005, to shareholders of record at the close of business on May 10, 2005.

We have a noncontributory defined benefit pension plan that covers substantially all of our U. S. employees. Our funding policy is to contribute an amount equal to the minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). We may contribute additional amounts if appropriate to our tax and cash position and plan funded status. The minimum funding requirement under ERISA in 2005 is $298,000; however, we expect to contribute $2.1 million to the plan to meet certain funding targets.

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

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions. Important factors that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, market acceptance of and demand for our products, the success of our strategic initiatives, including our global support operations and new product introductions, the health of the global semiconductor capital equipment market and the timing and scope of any change in the current industry conditions, our success in sustaining order bookings, and the other risk factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed for the year ended December 31, 2004. As a result of the foregoing, we may experience material fluctuations in our operating results on a quarterly basis, which could materially affect our business, financial position, results of operations and stock price. We undertake no obligation to update the information contained in this report to reflect subsequently occurring events or circumstances.

HELIX TECHNOLOGY CORPORATION

PART I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosure about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K filed with the SEC on March 16, 2005. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of April 1, 2005, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Helix in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls that occurred during the period covered by this report. We are continuing to analyze, and expect to make changes in, the controls and procedures in place at Polycold, our recently acquired subsidiary.

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

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: April 29, 2005	By: /s/ James Gentilcore
James Gentilcore
President and Chief Executive Officer

Date: April 29, 2005	By: /s/ Paul Kawa
Paul Kawa
Interim Chief Financial Officer

HELIX TECHNOLOGY CORPORATION

Exhibit Index
Exhibit
Number	Description of Exhibits

10.1	Employee Retention Agreement by and between Helix Technology Corporation and Paul Kawa, dated as of March 10, 2005. Filed herewith.

10.2	Summary of Base Salary and Incentive Compensation with Named Executive Officers. Filed herewith.

10.3	Executive Performance Compensation Program, as amended April 27, 2005. Filed herewith.

10.4	Directors Compensation Program. Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 20, 2004.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.