Form 10-Q
period 2005-07-01
HELIX TECHNOLOGY CORP
filed 2005-07-21
CIK 46709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005,

or
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

Yes [X]        No [  ]

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of July 1, 2005, was 26,131,979.

HELIX TECHNOLOGY CORPORATION

Form 10-Q

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets as of July 1, 2005, and
		December 31, 2004	3

		Consolidated Income Statements for the Three and Six-Month
		Periods Ended July 1, 2005, and July 2, 2004	4

		Consolidated Statements of Cash Flows for the Six-Month
		Periods Ended July 1, 2005, and July 2, 2004	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 6.	Exhibits	22

Signatures			23

Exhibit Index			24

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 1,	December 31,
(in thousands except share data)	2005	2004

ASSETS
Current:
Cash and cash equivalents	$11,980	$6,462
Investments	17,920	69,874
Receivables - net of allowances	26,188	24,100
Inventories	23,677	21,595
Deferred income taxes	7,797	7,717
Other current assets	2,348	4,327

Total current assets	89,910	134,075

Property, plant and equipment at cost	71,963	68,003
Less: accumulated depreciation	(51,035)	(49,063)

Net property, plant and equipment	20,928	18,940
Goodwill	29,620	--
Intangible assets, net	13,396	--
Other assets	15,319	16,549

TOTAL ASSETS	$169,173	$169,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
Accounts payable	$6,196	$5,951
Payroll and compensation	1,197	1,690
Retirement costs	3,326	3,326
Income taxes	4,002	4,288
Accrued warranty	1,213	414
Other accrued liabilities	3,869	2,248

Total current liabilities	19,803	17,917
Retirement costs	7,653	6,403
Deferred income taxes	406	1,103

Total liabilities	27,862	25,423

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $1 par value; authorized
2,000,000 shares; issued and outstanding: none	--	--
Common stock, $1 par value; authorized 60,000,000 shares;
issued and outstanding: 26,131,979 in 2005 and 26,114,229
in 2004	26,132	26,114
Capital in excess of par value	76,611	76,413
Deferred compensation	(130)	--
Retained earnings	37,904	37,745
Accumulated other comprehensive income	794	3,869

Total stockholders' equity	141,311	144,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,173	$169,564

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands except per share data)	2005	2004	2005	2004

Net sales	$41,899	$44,024	$80,795	$84,400

Costs and expenses:
Cost of sales	24,529	25,966	47,829	50,542
Research and development	3,058	2,526	5,965	5,112
Selling, general and administrative	10,345	8,875	20,927	17,201
Merger costs	498	--	498	--

	38,430	37,367	75,219	72,855

Operating income	3,469	6,657	5,576	11,545

Joint venture income	437	860	911	1,455
Interest income and other, net	66	221	187	436

Income before taxes	3,972	7,738	6,674	13,436
Income tax provision	1,363	1,392	2,336	2,418

Net income	$2,609	$6,346	$4,338	$11,018

Net income per share:
Basic	$0.10	$0.24	$0.17	$0.42

Diluted	$0.10	$0.24	$0.17	$0.42

Number of shares used in per share
calculations:
Basic	26,118	26,111	26,116	26,107
Diluted	26,153	26,199	26,161	26,223

The accompanying notes are an integral part of these consolidated financial statements.

HELIX TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 1,	July 2,
(in thousands)	2005	2004

Cash flows from operating activities:
Net income	$4,338	$11,018
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,698	2,687
Deferred income taxes	(777)	--
Amortization of deferred compensation	43	--
Other	(865)	(497)
Change in operating assets and liabilities, net of acquired
assets and liabilities:
Receivables	1,778	(5,925)
Inventories	(262)	562
Other current assets	2,014	(488)
Accounts payable	(65)	1,152
Other accrued expenses	(146)	(432)

Net cash provided by operating activities	9,756	8,077

Cash flows from investing activities:
Capital expenditures	(1,808)	(1,372)
Purchase of investments	(11,225)	(36,225)
Sale and maturities of investments	63,210	27,647
Acquisition of Polycold, net of cash acquired	(50,268)	--

Net cash used in investing activities	(91)	(9,950)

Cash flows from financing activities:
Net cash provided by employee stock plans	32	171
Cash dividends paid	(4,179)	(2,088)

Net cash used in financing activities	(4,147)	(1,917)

Increase (decrease) in cash and cash equivalents	5,518	(3,790)
Cash and cash equivalents, beginning of the period	6,462	12,334

Cash and cash equivalents, end of the period	$11,980	$8,544

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

General

In the opinion of management, the accompanying unaudited consolidated balance sheets, income statements and cash flows contain all adjustments necessary to present fairly the financial position of the Company at July 1, 2005, and December 31, 2004, and the results of the Company's operations for the three and six-month periods ended July 1, 2005, and July 2, 2004, and cash flows for the six-month periods ended July 1, 2005, and July 2, 2004.

The consolidated financial statements included herein have been prepared by the Company, without audit of the three and six-month periods ended July 1, 2005, and July 2, 2004, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to present fairly the Company's financial position and results of operations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

Reclassifications

In 2004, the Company concluded that it was appropriate to classify its auction rate securities as current investments. Previously, such investments had been classified as cash and cash equivalents. The Company made adjustments to its Consolidated Statements of Cash Flows for the six months ended July 2, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Income Statement.

Certain other reclassifications have been made to the prior year's consolidated financial statements to conform with the current period presentation.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Based Compensation

Options for the purchase of the Company's stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is recognized in the consolidated income statements only when options or restricted stock awards are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant. For the periods presented, stock-based compensation cost related to options is not reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

In the second quarter of 2005, 14,000 shares of restricted stock were granted to directors. Based on the market value of the Company's Common Stock at the date of grant, this restricted stock grant was valued at approximately $173,000. The value of the restricted stock grant is being recognized as compensation expense ratably over the vesting period, which is one year.

Pro forma net income and net income per share information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), have been determined as if the Company had accounted for all employee stock options and restricted stock awards granted under SFAS No. 123's fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands except per share data)	2005	2004	2005	2004

Net income, as reported	$2,609	$6,346	$4,338	$11,018
Add: Stock compensation costs, net of tax,
on stock-based awards	28	--	28	--
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(152)	(266)	(268)	(501)

Pro forma net income	$2,485	$6,080	$4,098	$10,517

Earnings per share:
Basic-as reported	$0.10	$0.24	$0.17	$0.42

Basic-pro forma	$0.10	$0.23	$0.16	$0.40

Diluted-as reported	$0.10	$0.24	$0.17	$0.42

Diluted-pro forma	$0.10	$0.23	$0.16	$0.40

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of each option granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Dividend yield	2.3%	0.8%
Expected volatility	57.1%	61.1%
Risk-free interest rate	3.9%	4.0%
Expected life (years)	6.3	6.3

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004),"Share-Based Payment." SFAS No. 123 revised eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123 revised requires companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments (with limited exceptions). SFAS No. 123 revised is effective for public companies for all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods or no restatement of interim periods prior to the effective date. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 revised. The SEC's new rule allows companies to implement SFAS No. 123 revised at the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123 revised as of January 1, 2006 and is in the process of evaluating the impact of this standard on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The consolidated financial statements include the results of Polycold from the date of acquisition. In connection with the acquisition, the Company recognized a $0.7 million liability associated with the above-market lease rate related to an assumed operating lease for Polycold's facility, of which $37,000 was paid in the three months ended July 1, 2005. The liability will be paid over the remaining lease periods through 2011.

The Company considered a number of factors to determine the purchase price allocation, including engaging a third party valuation firm to independently appraise the fair value of certain assets acquired. The purchase price has been allocated based on estimated fair values as of the acquisition date (table in thousands):
Current assets, net of cash acquired	$7,176
Property, plant and equipment	3,132
Intangible assets:
Developed technology (estimated useful life of 4-8 years)	9,200
Trade names (estimated useful life of 6 years)	1,000
Customer & distributor relationships (estimated useful life of 7-9 years)	3,300
Consulting contract (estimated useful life of 4 years)	400
Non-compete agreement (estimated useful life of 5 years)	400

Total intangible assets	14,300
Goodwill	29,620
Current liabilities	(3,960)

Total purchase price allocation	$50,268

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

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following unaudited pro forma information gives effect to the acquisition of Polycold as if the acquisition occurred at the beginning of the periods presented:

	Three Months Ended	Six Months Ended
	July 2,	July 1,	July 2,
(in thousands except per share data)	2004	2005	2004

Revenue	$51,073	$84,532	$97,438
Net income	6,812	4,767	11,752
Net income per weighted average share, basic	0.26	0.18	0.45
Net income per weighted average share, diluted	0.26	0.18	0.45

Note 3 - Inventories

Inventories consist of:

	July 1,	December 31,
(in thousands)	2005	2004

Finished goods	$7,288	$7,743
Work in process	9,880	9,439
Materials and parts	6,509	4,413

	$23,677	$21,595

Note 4 - Property, Plant and Equipment

Property, plant and equipment, stated at cost, consist of:

	July 1,	December 31,
(in thousands)	2005	2004

Machinery and equipment	$29,266	$28,683
Computers and equipment	31,566	30,641
Leasehold improvements	10,175	7,798
Construction in progress	956	881

	$71,963	$68,003

Note 5 - Income Taxes

The Company had pretax income of $4.0 million and $6.7 million in the three and six months ended July 1, 2005, respectively, and a corresponding income tax provision of $1.4 million and $2.3 million in the three and six months ended July 1, 2005, respectively. For the three and six months ended July 1, 2005, the effective income tax rate was 34% and 35%, respectively. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries and adjustments, if any, for the potential tax consequences, benefits or resolution of tax audits. The 2005 effective tax rate approximates the statutory rate primarily as a result of the offsetting impacts of state income taxes and the effect of foreign operations. The Company's aggregate tax rate in foreign jurisdictions is higher than the income tax rate in the United States. This negative tax impact is partially offset by a tax benefit from the undistributed nontaxable equity income from the joint venture.

For the three and six months ended July 2, 2004, the effective income tax rate was 18%. The 2004 effective tax rate differs from the statutory tax rate due to the release in each of these periods of the applicable portion of the valuation allowance associated with the utilization of prior year net operating losses and tax credits.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Employee Benefit Plans

The Company's net pension cost included the following components:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands)	2005	2004	2005	2004

Service cost	$489	$450	$989	$900
Interest cost	315	272	634	572
Expected return on assets	(175)	(168)	(389)	(334)
Net amortization of:
Prior service cost	1	4	5	8
Net actuarial gain	54	8	76	28

Net periodic pension cost	$684	$566	$1,315	$1,174

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

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to its current products, as well as claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. The maximum potential amount of future payments it could be required to make under these indemnification agreements is unlimited. Historically, its costs to defend lawsuits or settle claims relating to such indemnity agreements have been minimal and the Company accordingly believes the estimated liability is immaterial.

The Company's products and services are generally sold with warranty coverage for periods ranging from 12 to 24 months after shipment. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product family.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table represents the activity in the warranty accrual:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$1,036	$523	$414	$471
Provisions for warranty	446	260	603	510
Warranty reserve acquired as part of the
Polycold acquisition	--	--	651	--
Consumption of reserves	(269)	(207)	(455)	(405)

Balance at end of period	$1,213	$576	$1,213	$576

Note 8 - Other Comprehensive Income

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands)	2005	2004	2005	2004

Net income	$2,609	$6,346	$4,338	$11,018

Other comprehensive income before tax:
Foreign currency translation adjustment	1,676	608	3,106	1,522
Unrealized gain (loss) on available-for-sale
investment	2	(58)	(31)	(25)

Other comprehensive income before tax	1,678	550	3,075	1,497
Income tax related to items of other
comprehensive income	--	(152)	--	(353)

Other comprehensive income, net of tax	1,678	398	3,075	1,144

Comprehensive income	$4,287	$6,744	$7,413	$12,162

Note 9 - Net Income Per Share

Basic net income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options and unvested restricted stock awards were exercised and converted into common stock at the beginning of the period.

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth the computation of basic and diluted net income per weighted average common share:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands except per share data)	2005	2004	2005	2004

Net income	$2,609	$6,346	$4,338	$11,018

Basic shares	26,118	26,111	26,116	26,107

Add: Common equivalent shares	35	88	45	116

Diluted shares	26,153	26,199	26,161	26,223

Basic net income per share	$0.10	$0.24	$0.17	$0.42

Diluted net income per share	$0.10	$0.24	$0.17	$0.42

Common equivalent shares represent shares issuable upon exercise of stock options and unvested restricted stock awards (using the treasury stock method). Options to acquire 520,473 and 531,548 shares of common stock for the three and six months ended July 1, 2005, respectively, and options to acquire 449,446 and 114,793 shares of common stock for the three and six months ended July 2, 2004, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect.

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

The consolidated financial statements include the accounts of wholly owned international subsidiaries that operate customer support facilities to sell and service products manufactured in the United States. A summary of net sales and long-lived assets by geographical operation follows:

(in thousands)	United States	International	Consolidated

Net sales for the three months ended:
July 1, 2005	$31,549	$10,350	$41,899
July 2, 2004	$32,634	$11,390	$44,024

Net sales for the six months ended:
July 1, 2005	$59,884	$20,911	$80,795
July 2, 2004	$63,550	$20,850	$84,400

Long-lived assets as of:
July 1, 2005	$77,079	$2,184	$79,263
December 31, 2004	$32,948	$2,541	$35,489

HELIX TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company's largest customer, including outsourcing partners, represented 17% and 16% of net sales for the three and six months ended July 1, 2005, respectively, and represented 29% and 31% for the three and six months ended July 2, 2004, respectively.

Note 11 - Subsequent Event

On July 11, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Brooks Automation, Inc., a Delaware corporation ("Brooks"), and Mt. Hood Corporation, a Delaware corporation and wholly owned subsidiary of Brooks.  Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both the Company and Brooks, Helix stockholders will receive 1.11 shares of Brooks common stock for each share of Helix common stock.  Based on the closing price of Brooks common stock on July 8, 2005, the transaction values Helix at $454 million.  Brooks stockholders will own 61% and Helix stockholders will own 39% of the combined company on a fully diluted basis.  The transaction is expected to be tax-free to the stockholders of both companies for U.S. federal income tax purposes.  Completion of the transaction is subject to the applicable Hart-Scott-Rodino waiting period, stockholder approval of each company and other customary closing conditions.  The transaction is expected to occur in the fourth calendar quarter of 2005.

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

In July 2005, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Brooks Automation, Inc., a Delaware corporation ("Brooks"), and Mt. Hood Corporation, a Delaware corporation and wholly owned subsidiary of Brooks.  Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both Helix and Brooks, Helix stockholders will receive 1.11 shares of Brooks common stock for each share of Helix common stock.  Based on the closing price of Brooks common stock on July 8, 2005, the transaction values Helix at $454 million.  Brooks stockholders will own 61% and Helix stockholders will own 39% of the combined company on a fully diluted basis.  The transaction is expected to be tax-free to the stockholders of both companies for U.S. federal income tax purposes.  Completion of the transaction is subject to the applicable Hart-Scott-Rodino waiting period, stockholder approval of each company and other customary closing conditions.  The transaction is expected to occur in the fourth calendar quarter of 2005.

In connection with the proposed transaction, Brooks plans to file a Registration Statement on Form S-4 containing a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission ("SEC"). You are urged to read the Registration Statement and any other relevant documents filed with the SEC, including the Joint Proxy Statement/Prospectus that will be part of the Registration Statement, when they become available because they will contain important information about Brooks, the Company, the proposed transaction and related matters. You will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement/Prospectus, when they become available, without charge, at the SEC's Internet site (http://www.sec.gov).

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

Revenue Recognition and Accounts Receivable. We recognize net sales from product sales upon shipment provided title and risk of loss have been transferred to the customer, there is persuasive evidence of an arrangement, fees are fixed or determinable, and collection is reasonably assured. We generally have no obligations to customers after the date that product is shipped other than pursuant to warranty obligations. Returns and customer credits are infrequent and recorded as a reduction to sales. Discounts from list prices are recorded as a reduction to sales at the time of sale. Net sales from global customer support are recognized as performed or ratably over the period of the related agreements. Upgrade sales result from an end-user's desire to enhance some aspect of its existing Helix products. Net sales from upgrade sales requiring us to complete the installation are recognized upon completion of the installation and customer acceptance. Net sales from upgrade sales that do not require us to provide installation are recognized upon product shipment presuming all other revenue recognition criteria are met. We enter into multiple-element contracts that include the sale of both products and services. Revenues from contracts with multiple-element arrangements, such as those including products and services, are recognized as each element is earned based on the relative fair value of each element. The fair value of these elements is determined based upon prices charged to customers when the elements are sold separately.

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

Intangible Assets and Goodwill. We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identified intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as developed technology and non-compete agreements are amortized over time. Goodwill is not amortized but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows, and should different conditions prevail, material writedowns of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations

Revenue and Gross Margin

The following table presents our revenue and gross margin:
	Three Months Ended				Six Months Ended

			%				%
(in thousands)	July 1, 2005	July 2, 2004	Change		July 1, 2005	July 2, 2004	Change

Net sales	$41,899	$44,024	(4.8%	)	$80,795	$84,400	(4.3%)
Cost of sales	24,529	25,966	(5.5%	)	47,829	50,542	(5.4%)

Gross margin	$17,370	$18,058	(3.8%	)	$32,966	$33,858	(2.6%)

The decrease in net sales for the three and six months ended July 1, 2005 was primarily due to softening of demand in the semiconductor capital equipment manufacturing sector which resulted in declining sales volumes. Partially offsetting this decrease in volume was product sales attributable to the acquisition of Polycold.

As a percentage of net sales, gross margin was 41.5% and 40.8% in the three and six months ended July 1, 2005, and 41.0% and 40.1% in the three and six months ended July 2, 2004. The improvement in the gross margin percentage for both periods was primarily attributable to an increased portion of our product sales coming from more complex, higher-margin vacuum systems. Additionally, improved materials utilization, specifically in our customer support group, and lower material costs positively impacted gross margin percentage in 2005. Partially offsetting the improvement in the gross margin percentage is the amortization of acquired intangibles from the Polycold acquisition of $0.4 million and $0.6 million in the three and six months ended July 1, 2005, respectively.

Operating Expenses

The following table presents our operating expenses:
	Three Months Ended			Six Months Ended

			%			%
(in thousands)	July 1, 2005	July 2, 2004	Change	July 1, 2005	July 2, 2004	Change

Research and development	$3,058	$2,526	21.1%	$5,965	$5,112	16.7%
Selling, general and administrative	10,345	8,875	16.6%	20,927	17,201	21.7%
Merger costs	498	--	*	498	--	*

Total operating expenses	$13,901	$11,401	21.9%	$27,390	$22,313	22.8%

* Not measurable

As a strategic matter, we are committed to developing technologies to support a new generation of products for 300-millimeter-capable production tools, to expand our support capability, and to improve our core component product lines. Research and development (R&D) expenses increased $0.5 million in the three months ended July 1, 2005, as compared

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

to the same period in 2004, primarily due to higher spending for R&D outside services of approximately $0.3 million and an increase in salaries and related costs from the Polycold acquisition of approximately $0.2 million. R&D expenses increased $0.9 million in the six months ended July 1, 2005, as compared to the same period in 2004, primarily due to higher spending for R&D outside services of approximately $0.4 million and an increase in salaries and related costs from the Polycold acquisition of approximately $0.3 million. As a percentage of net sales, R&D expenses were 7.3% and 7.4% in the three and six months ended July 1, 2005, respectively, and 5.7% and 6.1% in the three and six months ended July 2, 2004, respectively.

Selling, general and administrative (SG&A) expenses increased $1.5 million in the three months ended July 1, 2005, as compared to the same period in 2004, primarily due to increased headcount and related costs from the Polycold acquisition of approximately $1.3 million, including $0.2 million for intangible amortization expense. SG&A expenses increased $3.7 million in the six months ended July 1, 2005, as compared to the same period in 2004, primarily due to increased headcount and related costs from the Polycold acquisition of approximately $1.9 million, including $0.3 million for intangible amortization expense, and increased costs of third party professional services for Sarbanes-Oxley compliance of approximately $0.8 million. The remaining increase in SG&A expenses for both periods relates to the cost of additional personnel in both domestic and international sales and marketing departments. As a percentage of net sales, SG&A expenses were 24.7% and 25.9% in the three and six months ended July 1, 2005, respectively, and 20.2% and 20.4% in the three and six months ended July 2, 2004, respectively.

Merger related costs consist of legal and other professional services associated with merger due diligence.

Joint Venture Income

Income from our joint venture in Japan decreased from $0.9 million in the three months ended July 2, 2004, to $0.4 million in the three months ended July 1, 2005. Income from our joint venture in Japan decreased from $1.5 million in the six months ended July 2, 2004, to $0.9 million in the six months ended July 1, 2005. These declines are attributable to a slow-down in the flat panel display portion of the electronics capital equipment market.

Interest Income and Other, Net

Interest income and other, net, decreased to $0.1 million in the three months ended July 1, 2005, from $0.2 million in the same period of 2004. Interest income and other, net, decreased to $0.2 million in the six months ended July 1, 2005, from $0.4 million in same period of 2004. These declines reflect lower interest earned as a result of lower 2005 average cash and investment balances due to the funding of the Polycold acquisition. Interest income was earned primarily from investments in municipal government agencies and tax-free bonds and investment-grade securities.

Income Tax Provision

We had pretax income of $4.0 million and $6.7 million in the three and six months ended July 1, 2005, respectively, and a corresponding income tax provision of $1.4 million and $2.3 million in the three and six months ended July 1, 2005, respectively. For the three and six months ended July 1, 2005, our effective income tax rate was 34% and 35%, respectively. The effective income tax rate is based upon the estimated income (loss) for the year, the composition of the income (loss) in different countries and adjustments, if any, for the potential tax consequences, benefits or resolution of tax audits. The 2005 effective tax rate approximates the statutory tax rate primarily as a result of the offsetting impacts of state income taxes and the effect of foreign operations. Our aggregate tax rate in foreign jurisdictions is higher than the income tax rate in the United States. This negative tax impact is partially offset by a tax benefit from the undistributed nontaxable equity income from the joint venture.

HELIX TECHNOLOGY CORPORATION

PART I

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

We had pretax income of $7.7 million and $13.4 million in the three and six months ended July 2, 2004, respectively, and a corresponding income tax provision of $1.4 million and $2.4 million in the three and six months ended July 2, 2004, respectively. For the three and six months ended July 2, 2004, our effective income tax rate was 18%. The 2004 effective tax rate differs from the statutory tax rate due to the release in each of these periods of the applicable portion of the valuation allowance associated with the utilization of prior year net operating losses and tax credits.

Liquidity and Capital Resources

Cash and cash equivalents and investments were $29.9 million and $76.3 million at July 1, 2005, and December 31, 2004, respectively, a decrease of $46.4 million. Similarly, working capital at July 1, 2005, decreased by approximately $46.1 million from December 31, 2004, primarily due to funding of the acquisition of Polycold.

Cash provided by operating activities was $9.8 million in the first six months of 2005 compared to $8.1 million in the first six months of 2004. The increase in the first six months of 2005 compared to the first six months of 2004 was primarily attributable to a decline in receivables balances due to lower sales volumes and related cash collections. Operating cash was also positively impacted by the utilization of prepaid taxes. This increase was partially offset by a decrease in operating profitability in the six months ended July 1, 2005 as compared to the same period of 2004.

Cash used in investing activities was $0.1 million in the first six months of 2005 compared to $10.0 million in the first six months of 2004. In the first quarter of 2005, we acquired all the outstanding shares of Polycold for $50.3 million, net of cash acquired. Net sales and maturities on investments, utilized as the primary source of funding for the acquisition, was $52.0 million in the first six months of 2005. Capital additions were $1.8 million in the first six months of 2005 compared to $1.4 million in the same period of 2004.

Cash used in financing activities was $4.1 million and $1.9 million in the first six months of 2005 and 2004, respectively. Cash dividends paid to our stockholders during the first six months of 2005 was $4.2 million, compared with $2.1 million for the first six months of 2004. We paid a dividend of $0.08 per share in the first and second quarters of 2005, as compared to $0.04 per share in the first and second of 2004. On July 20, 2005, our Board of Directors approved a quarterly cash dividend of $0.08 per share, payable on August 11, 2005, to shareholders of record at the close of business on August 1, 2005.

We have a noncontributory defined benefit pension plan that covers substantially all of our U. S. employees. Our funding policy is to contribute an amount equal to the minimum funding requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"). We may contribute additional amounts if appropriate to our tax and cash position and plan funded status. The minimum funding requirement under ERISA in 2005 is $298,000; however, we expect to contribute $2.1 million to the plan in the third quarter of 2005 to meet certain funding targets.

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

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions. Important factors that could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf include, but are not limited to, the successful completion of the Company's proposed transaction with Brooks, including the ability to successfully integrate the operations and employees of the Company and Brooks on a timely basis; the successful integration of Polycold into the operations of the Company, market acceptance of and demand for our products, the success of our strategic initiatives, including our global support operations and new product introductions, the health of the global semiconductor capital equipment market and the timing and scope of any change in the current industry conditions, our success in sustaining order bookings, and the other risk factors contained in Exhibit 99.1 to our Annual Report on Form 10-K filed for the year ended December 31, 2004. As a result of the foregoing, we may experience material fluctuations in our operating results on a quarterly basis, which could materially affect our business, financial position, results of operations and stock price. We undertake no obligation to update the information contained in this report to reflect subsequently occurring events or circumstances.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of July 1, 2005, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Helix in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls that occurred during the period covered by this report. We are continuing to analyze, and expect to make changes in, the controls and procedures in place at Polycold, our recently acquired subsidiary.

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

Item 4. Submission of Matters to a Vote of Security Holders

Helix's Annual Meeting of Stockholders was held on May 25, 2005. Proposal I, submitted to a vote of stockholders at the meeting, was the election of directors. The following directors, being all of Helix's directors, were elected at the meeting, with the number of votes cast for each director being set forth after his respective name:
Name	Votes For	Votes Withheld

Gideon Argov	21,863,623	2,428,059
Frank Gabron	18,798,928	5,492,754
James Gentilcore	23,924,546	367,136
Robert H. Hayes	23,977,281	314,401
Robert J. Lepofsky	23,842,655	449,027
Marvin G. Schorr	23,969,050	322,632
Alfred Woollacott, III	23,792,954	498,728
Mark S. Wrighton	23,887,522	404,160

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

HELIX TECHNOLOGY CORPORATION
(Registrant)

Date: July 21, 2005	By: /s/ James Gentilcore
James Gentilcore
President and Chief Executive Officer

Date: July 21, 2005	By: /s/ Paul Kawa
Paul Kawa
Interim Chief Financial Officer

HELIX TECHNOLOGY CORPORATION

Exhibit Index
Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of July 11, 2005, among Brooks Automation,
Inc., Mt. Hood Corporation and Helix Technology Corporation (incorporated by reference from Exhibit 2.1 to Helix's Current Report on Form 8-K filed on July 11, 2005).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. Filed herewith.